Form 10QSB
period 2007-02-28
Peak Resources INC
filed 2007-06-11
CIK 1393548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from November 30, 2006 to February 28, 2007.

Commission File Number 333-141936

PEAK RESOURCES INC.
(Name of small business issuer in its charter)

NEVADA	00-0000000
(State of incorporation or organization)	(IRS Identification No.)

2103 Tyrone Place Penticton, British Columbia Canada, V2A 8Z2
(Address of principal executive offices)

(250) 490 3378
(Issuer’s telephone number)

N/A
(Issuer’s former address)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]   No [  ]

5,853,334 shares of issuer’s common stock, $0.001 par value, were outstanding at February 28, 2007.  Issuer has no other class of common equity.

Transitional Small Business Disclosure Format (Check One)  Yes [  ]   No [X]

PART I.  FINANCIAL INFORMATION

Peak Resources Incorporated

(An Exploration Stage Company)

February 28, 2007

Peak Resources Incorporated

(An Exploration Stage Company)

Balance Sheet

(Expressed in US dollars)

	February 28, 2007 $	August 31, 2006 $
	(Unaudited)

ASSETS

Current Assets

Cash	58,875	72,397

Total Assets	58,875	72,397

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	1,278	5,649
Accrued liabilities	3,596	-
Due to related parties (Note 3(c))	391	410

Total Liabilities	5,265	6,059

Commitments and Contingencies (Note 1 and 4)

Stockholders’ Equity

Common Stock, 75,000,000 shares authorized, $0.001 par value 5,853,334 shares issued and outstanding (August 31, 2006 - 5,693,334 shares)	5,853	5,693

Additional Paid-in Capital	75,997	68,157

Donated Capital	12,750	8,250

Deficit Accumulated During the Exploration Stage	(40,990)	(15,762)

Total Stockholders’ Equity	53,610	66,338

Total Liabilities and Stockholders’ Equity	58,875	72,397

(The Accompanying Notes are an Integral Part of These Financial Statements)

Peak Resources Incorporated

(An Exploration Stage Company)

Statement of Operations

(Expressed in US dollars)

(Unaudited)

	Accumulated From September 30, 2005 (Date of Inception)	For the Three months Ended	For the Three months Ended	For the Six months Ended	For the period From September 30, 2005 (Date of Inception)
	to February 28,	February 28,	February 28,	February 28,	To February 28,
	2007	2007	2006	2007	2006
	$	$	$	$	$

Revenue	-	-	-	-	-

Expenses

General and administrative (Note 3)	14,165	2,250	2,376	4,462	3,957
Impairment of mineral property	4,739	-	-	4,329	-
Mineral property costs	7,762	38	-	5,409	-
Professional fees	14,324	7,788	-	11,028	-

Total Expenses	40,990	10,076	2,376	25,228	3,957

Net Loss	(40,990)	(10,076)	(2,376)	(25,228)	(3,957)

Net Loss Per Share - Basic and Diluted		-	-	-	-

Weighted Average Shares Outstanding		5,853,000	3,000,000	5,822,000	2,801,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

Peak Resources Incorporated

(An Exploration Stage Company)

Statement of Cash Flows

(Expressed in US dollars)

(unaudited)

	For the Six months Ended February 28, 2007	For the period From September 30, 2005 (Date of Inception) to February 28, 2006
	$	$

Operating Activities

Net loss	(25,228)	(3,957)

Adjustments to reconcile net loss to net cash used in operating activities:

Donated services and rent	4,500	3,750
Impairment of mineral property	4,329	-

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	(775)	-
Due to related party	(19)	-

Net Cash Used in Operating Activities	(17,193)	(207)

Investing Activities

Mineral property acquisition costs	(4,329)	-

Net Cash Used in Investing Activities	(4,329)	-

Financing Activities

Proceeds from the issuance of common stock	8,000	3,000

Net Cash Provided by Financing Activities	8,000	3,000

(Decrease) Increase In Cash	(13,522)	2,793

Cash - Beginning of Period	72,397	-

Cash - End of Period	58,875	2,793

Supplemental Disclosures

Interest paid	-	-
Income tax paid	-	-

(The Accompanying Notes are an Integral Part of These Financial Statements)

Peak Resources Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

February 28, 2007

(Expressed in U.S. Dollars)

1.  Exploration Stage Company

Peak Resources Incorporated (the “Company”) was incorporated in the State of Nevada on September 30, 2005. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting for Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at February 28, 2007, the Company has accumulated losses of $40,990 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On April 6, 2007, the Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission that was declared effective on April 26, 2007 to register 2,853,334 shares of common stock for sale by the existing shareholders of the Company at $0.05 per share until the shares are quoted on the OTC Bulletin Board (“OTCBB”), and thereafter at prevailing market prices.  The Company will not receive any proceeds from the resale of shares of common stock by the selling stockholders.

2.  Summary of Significant Accounting Policies

a)  Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is August 31.

b)  Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

c)  Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to donated services and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Peak Resources Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

February 28, 2007

(Expressed in U.S. Dollars)

2.  Summary of Significant Accounting Policies (continued)

d)  Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

e)  Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 28, 2007 and August 31, 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

f)  Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

g)  Mineral Property Costs

The Company has been in the exploration stage since its inception on September 30, 2005 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under SFAS 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

h)  Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Peak Resources Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

February 28, 2007

(Expressed in U.S. Dollars)

2.  Summary of Significant Accounting Policies (continued)

i)  Financial Instruments

The fair value of financial instruments, which include cash, prepaid expenses, accounts payable, accrued liabilities and due to related party, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Foreign currency transactions are primarily undertaken in Canadian dollars. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

j)  Income Taxes

The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

k)  Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

l)  Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative an qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 is not expected to have a material effect on the Company’s reported financial position or results of operations.

Peak Resources Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

February 28, 2007

(Expressed in U.S. Dollars)

2.  Summary of Significant Accounting Policies (continued)

l)  Recent Accounting Pronouncements (continued)

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

Peak Resources Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

February 28, 2007

(Expressed in U.S. Dollars)

3.  Related Party Transactions

a)  On October 10, 2005, the Company issued 3,000,000 shares of common stock to the President of the Company for cash proceeds of $3,000.

b)  During the six month period ended February 28, 2007, the Company recognized a total of $3,000 (February 28, 2006 - $2,500) for management services at $500 per month provided by the President of the Company, and $1,500 (February 28, 2006 - $1,250) for rent at $250 per month provided by the President of the Company.

c)  At February 28, 2007, the Company is indebted to a director of the Company for $391 (August 31, 2006 $410), representing expenditures paid on behalf of the Company. This amount is unsecured, non-interest bearing, due on demand and has no specific terms of repayment.

4.  Mineral Property

a)  On May 3, 2006, the Company staked three mineral claims located in British Columbia, Canada for a cost of $410. The claims are registered in the name of the President of the Company, who also paid the staking costs on behalf of the Company. The President holds title to these claims in trust for the Company. The cost of the mineral property was initially capitalized. At August 31, 2006, the Company recognized an impairment loss of $410, as it has not yet been determined whether there are proven or probable reserves on the property.

b)  On September 18, 2006, the Company entered into an agreement to acquire a 90% interest in a mineral claim located in British Columbia, Canada in consideration for a cash payment of $4,329 (CDN $5,000 - paid) and incurring $132,285 (CDN$150,000) of exploration expenditures in various stages to September 30, 2008.  Pursuant to the agreement, the Company was required to incur CDN$5,000 of exploration expenditures by December 31, 2006, an additional CDN$25,000 by September 30, 2007, and an additional CDN$120,000 by September 30, 2008.  By an addendum dated December 30, 2006, the CDN $5,000 exploration expenditure commitment was extended to March 30, 2007, and by an addendum dated March 29, 2007, was further extended to April 30, 2007. The Company subsequently incurred less than the required CDN$5,000, but the vendor agreed to carry the shortfall over to the next commitment date of September 30, 2007.

Upon earning a 90% interest, the Company may acquire an additional 5% interest (95% in total) by spending an additional $220,475 (CDN$ 250,000) on exploration by December 15, 2010. The claims are registered in the name of the President of the Company, who has executed a trust agreement whereby the President agreed to hold the claims in trust on behalf of the Company. At February 28, 2007, the Company recognized an impairment loss of $4,329, as it has not yet been determined whether there are proven or probable reserves on the property.

5.  Common Stock

a)  On October 5, 2006, the Company issued 160,000 shares of common stock at a price of $0.05 per share for cash proceeds of $8,000.

Item 2.  Management's Discussion and Analysis.

Plan of Operation

Exploration Plan

Our plan of operation for the next twelve months is to complete the following objectives within the time periods specified, subject to our obtaining any additional funding necessary for the continued exploration of our Kalamalka  mineral claim. We have completed our Phase One exploration program. We may not have enough funds to complete our Phase Two or Phase Three programs which we would plan to start in the summer of 2007. The following is a brief summary of our three phase exploration program:

1.

As recommended by our consulting geologist, our Phase One program involved having our geologist conduct a review of all available data with the aim of determining further drill targets.  This work has been completed and was performed for $1,971.

2.

We will review the results of the Phase One drill target review program. Our consulting geologist has indicated that we should budget approximately CDN$41,000 for our Phase Two program. If we proceed with a Phase Two program we would do so in August 2007.

3.

In the case that the Phase Two exploration program takes place, we will review its results in winter 2007. If we are able to continue to confirm elevated metal values at specific drilled targets we would consider Phase Two a success and would plan for a Phase Three exploration program. The Phase Three exploration program would involve additional drill hole targets and analysis.  At this stage, we would seek to link with a major resource company in a joint venture relationship in recognition of financing requirements. If we go ahead with the Phase Three exploration plan it would commence in June 2008.

As at February 28, 2007 we had a cash balance of $58,875. We have completed our Phase One program and may have enough cash on hand to complete our Phase Two exploration programs, depending on upcoming legal and accounting expenses. If we complete our Phase Two progam and the results of the Phase Two exploration program are encouraging, we will have to raise additional funds starting in January 2007 so that Phase Three exploration could commence in June 2007.

During the next 12 months, we do not anticipate generating any revenue. We anticipate that any additional funding will come from equity financing from the sale of our common stock or sale of part of our interest in the Kalamalka mineral claim. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our Phase Two and Phase Three exploration programs. In the absence of such financing, our business will fail.

We may consider entering into a joint venture partnership by linking with a major resource company to provide the required funding to complete our Phase Three exploration programs. We have not undertaken any efforts to locate a joint venture partner for Phase Three. If we enter into a joint venture arrangement, we will assign a percentage of our interest in the Kalamalka claim to the joint venture partner.

Based on the nature of our business, we anticipate incurring operating losses in the foreseeable future. We base this expectation, in part, on the fact that very few mineral claims in the exploration stage ultimately develop into producing, profitable mines. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These factors include, but are not limited to:

•

our ability to raise additional funding;

•

the market price for gold;

•

the results of our proposed exploration programs on the mineral property; and

•

our ability to find joint venture partners for the development of our property interests

Due to our lack of operating history and present inability to generate revenues, our auditors have stated their opinion that there currently exists substantial doubt about our ability to continue as a going concern.

Payment in Lieu of Work

Since the next anniversary date of our claim is November 17, 2007 if we do not conduct Phase Two we will have to pay the Province of British Columbia CDN$650 in lieu of filing exploration expenses in order to keep our claim in good standing. If we complete Phase Two we will not be required to make a payment in lieu of work to the Province of British Columbia.

Transportation Purchase Plan

The transportation costs of Phase Two is minimal as the Kalamalka Property  is within 11 miles of the city of Vernon, however, the cost of moving the drill and transporting the crew is budgeted at $3,440.

Equipment Purchase and Rental Plan

We will purchase camp equipment and prospecting supplies for the Phase Two drill program. Field supplies are expected to be $855.  Equipment rental will be $500 and truck rental will be $425.  Total equipment purchase and rental costs are estimated at $1,780.

Consumable Purchase Plan

We will purchase crew costs including accommodation and meals for the geologist, field technician and drill crew for 20 person days ($85 per day).  The expected cost of these consumables is $1,700.

Employee Hiring (Labor) Plan

We will not hire any employees. We will use a geologist and field technician for our Phase two.  The expected cost of the geologist is $554/ day for 5 days and $341/day for 5 days for the field technician.  The total for the geologist is approximately $2,770 and the field technician is $1,705US.  The total expected cost for labor for Phase two is $4,475.

Sample Analysis Plan

We plan to allow for the analysis for up to 100 core samples. Each of these analysis costs $38 per sample. The expected cost for sample analysis will be $3,800 for the Phase Two exploration program.

Phase Two Exploration Cost Review

The costs described which include transportation, equipment, consumables, labor, and sample analysis make up the entire cost of our Phase Two exploration program. All the costs described above are estimated so we will provide a 10% contingency allowance for unanticipated and wrongly estimated costs. The table below summarizes the cost estimate for the Phase Two exploration program.

Phase Two Exploration Items	Cost Estimate
Field personnel
- geologist(s): 5 days @ $554 per day.	$ 2,770
- field technician(s): 5 days @ $341/day.	$ 1,705
Crew (incl drill crew) costs, accommodation, meals: 20 person days @ $85 per day.	$ 1,700
Truck rental: 5 @ $ 85/day.	$ 425
Transport of drill, fuel	$ 3,440
Field supplies	$ 855
Equipment rental, core splitter, etc: 5 days @ $100/day	$ 500
Contract drilling costs: 150 metres @ $106/metre	$ 16,000
Assay costs: 100 core samples @ $38/day	$ 3,800
Fuel, truck	$ 170
Communications, freight	$ 1,706
Report, drafting, reproduction	$ 4,265
Subtotal	$ 37,335
Contingency at 10%	$ 3,730
Assessment filing fees	$ 345

Phase Two Total	$41,410

Our planned exploration expenditures and operation expenses for the next 12 months (beginning June 2007) are summarized as follows:

Description	Estimated Expenses ($)
Professional fees (including legal, accounting and auditing fees)	$ 19,000
Filing fees	$ 4,000
Exploration project - Phase two	$ 41,410
Total	$ 64,410

Accounting and Audit Expense Plan

We intend to continue to have our outside consultant assist in the preparation of our quarterly and annual financial statements and have these financial statements reviewed or audited by our independent auditor. Our outside consultant is expected to charge us approximately $800 to prepare our quarterly financial statements and approximately $800 to prepare our annual financial statements. Our independent auditor is expected to charge us approximately $1,200 to review our quarterly financial statements and approximately $5,000 to audit our annual financial statements. In the next twelve months, we anticipate spending approximately $13,000 to pay for our accounting and audit requirements.

Legal Expense Plan

We expect to incur filing costs of approximately $1,000 per quarter to support our quarterly and annual filings. In the next twelve months, we anticipate spending approximately $6,000 for legal costs to pay for three quarterly filings, one annual filing.

Risk Factors

An investment in our common stock involves a number of very significant risks. Prospective investors should refer to all our risk factors disclosed in our SB-2 registration statement filed on April 26, 2007.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Forward Looking Statements

The information in this quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports we file with the Securities and Exchange Commission (the “SEC”). These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

Item 3.  Controls and Procedures.

(a)  Evaluation of Disclosure of Controls and Procedures.

Our Principal Executive Officer and Principal Financial Officer have, within 90 days of the filing date of this report, evaluated the Company’s internal controls and procedures designed to ensure that information required to be disclosed in reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within specified time periods. After such review, our Principal Executive Officer and Principal Financial Officer have concluded that said information was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the evaluation referred to in paragraph (a) above.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company currently is not a party to any legal proceedings and, to the Company’s knowledge, no such proceedings are threatened or contemplated.

Item 2.  Changes in Securities.

None.

Item 3.  Default Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

PEAK RESOURCES INC.

(Registrant)

Date: June 4, 2007

By:  /s/ Larry J. Olson

Larry J. Olson

Principal Executive Officer

Principal Financial Officer and Director