Form 10QSB
period 2007-05-31
Peak Resources INC
filed 2007-07-16
CIK 1393548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the six month period ended May 31, 2007

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

 SECURITIES EXCHANGE ACT

For the transition period from November 30, 2006 to May 31, 2007.

Commission File Number 333-141936

PEAK RESOURCES INC.

(Name of small business issuer in its charter)

NEVADA (State of incorporation or organization)	00-0000000 (IRS Identification No.)

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

Transitional Small Business Disclosure Format (Check One)   Yes [   ]      No [   ]

PART I.  FINANCIAL INFORMATION

Peak Resources Incorporated

(An Exploration Stage Company)

May 31, 2007

Peak Resources Incorporated

(An Exploration Stage Company)

Balance Sheet

(Expressed in US dollars)

	May 31, 2007 $	August 31, 2006 $
	(unaudited)

ASSETS

Current Assets

Cash	41,760	72,397

Total Assets	41,760	72,397

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	4,720	5,649
Accrued liabilities	4,517	–
Due to related parties (Note 3(c))	1,486	410

Total Liabilities	10,723	6,059

Commitments and Contingencies (Note 1 and 4)

Stockholders’ Equity

Common Stock, 75,000,000 shares authorized, $0.001 par value 5,853,334 shares issued and outstanding (August 31, 2006 - 5,693,334 shares)	5,853	5,693

Additional Paid-in Capital	75,997	68,157

Donated Capital	15,000	8,250

Deficit Accumulated During the Exploration Stage	(65,813)	(15,762)

Total Stockholders’ Equity	31,037	66,338

Total Liabilities and Stockholders’ Equity	41,760	72,397

(The Accompanying Notes are an Integral Part of These Financial Statements)

Peak Resources Incorporated

(An Exploration Stage Company)

Statement of Operations

(Expressed in US dollars)

(unaudited)

	Accumulated From September 30, 2005 (Date of Inception)	For the Three months Ended	For the Three months Ended	For the Nine months Ended	For the period From September 30, 2005 (Date of Inception)
	to May 31,	May 31,	May 31,	May 31,	To May 31,
	2007	2007	2006	2007	2006
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

General and administrative (Note 3)	19,373	5,208	3,241	9,670	7,199
Impairment of mineral property	4,739	–	410	4,329	410
Mineral property costs	9,797	2,035	–	7,444	–
Professional fees	31,904	17,580	–	28,608	–

Total Expenses	65,813	24,823	3,651	50,051	7,609

Net Loss	(65,813)	(24,823)	(3,651)	(50,051)	(7,609)

Net Loss Per Share - Basic and Diluted		–	–	(0.01)	–

Weighted Average Shares Outstanding		5,853,000	3,634,000	5,833,000	3,117,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

Peak Resources Incorporated

(An Exploration Stage Company)

Statement of Cash Flows

(Expressed in US dollars)

(unaudited)

	For the Nine months Ended May 31, 2007	For the period From September 30, 2005 (Date of Inception) to May 31, 2006
	$	$

Operating Activities

Net loss	(50,051)	(7,609)

Adjustments to reconcile net loss to net cash used in operating activities:

Donated services and rent	6,750	6,000
Impairment of mineral property	4,329	–

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	3,588	–
Due to related party	1,076	410

Net Cash Used in Operating Activities	(34,308)	(1,199)

Investing Activities

Mineral property acquisition costs	(4,329)	–

Net Cash Used in Investing Activities	(4,329)	–

Financing Activities

Proceeds from the issuance of common stock	8,000	30,350

Net Cash Provided by Financing Activities	8,000	30,350

(Decrease) Increase In Cash	(30,637)	29,151

Cash - Beginning of Period	72,397	–

Cash - End of Period	41,760	29,151

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

(The Accompanying Notes are an Integral Part of These Financial Statements)

Peak Resources Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

May 31, 2007

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at May 31, 2007, the Company has accumulated losses of $65,813 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

May 31, 2007

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

e)  Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2007 and August 31, 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Peak Resources Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

May 31, 2007

(Expressed in U.S. Dollars)

2)  Summary of Significant Accounting Policies (continued)

i)  Financial Instruments

The fair value of financial instruments, which include cash, accounts payable, accrued liabilities and due to related party, were estimated to approximate their carrying values due to the immediate or short-term maturities of these financial instruments. Foreign currency transactions are primarily undertaken in Canadian dollars. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

l)  Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 is not expected to have a material effect on the Company’s reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

Peak Resources Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

May 31, 2007

(Expressed in U.S. Dollars)

2)  Summary of Significant Accounting Policies (continued)

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

May 31, 2007

(Expressed in U.S. Dollars)

3.  Related Party Transactions

a)  On October 10, 2005, the Company issued 3,000,000 shares of common stock to the President of the Company for cash proceeds of $3,000.

b)  During the nine month period ended May 31, 2007, the Company recognized a total of $4,500 (May 31, 2006 - $4,000) for management services at $500 per month provided by the President of the Company, and $2,250 (May 31, 2006 - $2,000) for rent at $250 per month provided by the President of the Company.

c)  At May 31, 2007, the Company is indebted to a director of the Company for $1,486 (August 31, 2006 - $410), representing expenditures paid on behalf of the Company. This amount is unsecured, non-interest bearing, due on demand and has no specific terms of repayment.

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

Upon earning a 90% interest, the Company may acquire an additional 5% interest (95% in total) by spending an additional $220,475 (CDN$ 250,000) on exploration by December 15, 2010. The claims are registered in the name of the President of the Company, who has executed a trust agreement whereby the President agreed to hold the claims in trust on behalf of the Company. During the period ended May 31, 2007, the Company recognized an impairment loss of $4,329, as it has not yet been determined whether there are proven or probable reserves on the property.

5.  Common Stock

a)  On October 5, 2005, the Company issued 160,000 shares of common stock at a price of $0.05 per share for cash proceeds of $8,000.

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

2.   We will review the results of the Phase One drill target review program. Our consulting geologist has indicated that we should budget approximately CDN$41,000 for our Phase Two program. If we proceed with a Phase Two program we would do so in Fall 2007.

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

As at May 31, 2007 we had a cash balance of $41,760. We have completed our Phase One program and will not have enough cash on hand to complete our Phase Two exploration programs as recommended by our geologist due to a declining exchange rate as well as legal, transfer agent, and accounting expenses we have recently incurred. We are required to incur $25,000 ($CDN) in exploration expenses by September 30, 2007 to maintain the option on the Kalamalka property.  We will either have to adjust the Phase II program to a lower financial level that we do have the funds to complete, negotiate an extension on the option agreement beyond the September 30, 2007 deadline or raise additional funds to complete our recommended Phase II program.  At this juncture we do not have a definitive plan to raise these additional funds or commitments from investors to inject capital into the company.  If and when we do raise the necessary funds to complete the recommended Phase II program and the results are positive we will need to raise further funds starting in January 2007 so that Phase Three exploration could commence in June 2007.

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

Our planned exploration expenditures and operation expenses for the next 12 months (beginning September 2007 or thereabouts) are summarized as follows:

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

Item 3.  Controls and Procedures.

a)  Evaluation of Disclosure of Controls and Procedures.

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

b)  Changes in Internal Controls

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

a)  Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

b)  Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

PEAK RESOURCES INC.

(Registrant)

Date: July 13, 2007

By:  /s/ Larry J. Olson

Larry J. Olson

Principal Executive Officer

Principal Financial Officer and Director