Form 10KSB
period 2007-08-31
Peak Resources INC
filed 2007-12-06
CIK 1393548

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-KSB

[ X ]	ANNUAL REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   August 31, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission file number  000-52944

PEAK RESOURCES INCORPORATED
(Name of Small Business Issuer in its charter)

Incorporated in the State of Nevada (State or other jurisdiction of incorporation or organization)	00-0000000 (I.R.S. Employer Identification No.)
2103 Tyrone Place, Penticton, British Columbia, Canada (Address of principal executive offices)	V2A 8Z2 (Zip Code)

Issuer's telephone number:  (250) 490-3378

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	N/A

Securities registered pursuant to Section 12(g) of the Act:

common stock - $0.001 par value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     [ X ] Yes         [   ]  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [  X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ X ] Yes         [   ]  No

State issuer's revenues for its most recent fiscal year.  $nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $5,735,520 as of November 7, 2007 ($2.01 close)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding at November 29, 2007
common stock - $0.001 par value	5,853,334

Documents incorporated by reference:  Exhibit 3.1 (Articles of Incorporation) and Exhibit 3.2 (By-laws) both filed as exhibits to Peak's registration statement on Form SB-2 filed on April 6, 2007; Exhibit 10.1 (Kalamalka property agreement) filed as an exhibit to Peak's registration statement on Form SB-2 filed on April 6, 2007; Exhibit 10.2 (Kalamalka property option agreement addendum #1) filed as an exhibit to Peak's Form SB-2 filed on April 6, 2007; Exhibit 10.4 (Kalamalka property trust agreement) filed as an exhibit to Peak's registration statement on Form SB-2 filed on April 6, 2007; Exhibit 10.5 (Kalamalka property option agreement addendum #2) filed as an exhibit to Peak's registration statement on Form SB-2 filed on April 6, 2007; Exhibit 10.6 (Kalamalka property agreement addendum #3) filed as an exhibit to Peak's Form 8-K (Current Report) filed on October 30, 2007; and Exhibit 14 (Financial Code of Ethics) filed as an exhibit to Peak's registration statement on Form SB-2 filed on April 6, 2007.

Transitional Small Business Disclosure Format (Check one): Yes   [   ]     No   [ X ]
Peak Resources Incorporated	Form 10-KSB - 2007	Page 2

Forward Looking Statements

The information in this annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements involve risks and uncertainties, including statements regarding Peak's capital needs, business strategy and expectations.  Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially.  In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports Peak's files with the Securities and Exchange Commission.

The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The forward-looking statements in this Form 10-KSB for the fiscal year ended August 31, 2007, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report.  As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment.  To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements.  No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

All forward-looking statements are made as of the date of filing of this Form 10-KSB and Peak disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.  Peak may, from time to time, make oral forward-looking statements.  Peak strongly advises that the above paragraphs and the risk factors described in this Annual Report and in Peak's other documents filed with the United States Securities and Exchange Commission should be read for a description of certain factors that could cause the actual results of Peak to materially differ from those in the oral forward-looking statements. Peak disclaims any intention or obligation to update or revise any oral or written forward-looking statements whether as a result of new information, future events or otherwise.

PART I

Item 1.

Description of Business.

(a)

Business Development

Peak Resources Incorporated ("Peak") is a Nevada corporation that was incorporated on September 30, 2005.

Peak maintains its statutory resident agent's office at 5348 Vega Drive, Las Vegas, Nevada, 89108 and its business office is located at 2103 Tyrone Place, Penticton, British Columbia, Canada, V2A 8Z2. Peak's office telephone number is (250) 490-3378.

Peak has not been involved in any bankruptcy, receivership or similar proceedings. There has been no material reclassification, merger consolidation or purchase or sale of a significant amount of assets not in the ordinary course of Peak's business.

(b)

Business of Peak

Peak is an exploration stage company.  Its principal business is the exploration of its mineral claims.

On September 18, 2006 Peak signed an option agreement with Bearclaw Capital Corporation to acquire 90% interest in the Kalamalka Property.  The agreement allows Peak to acquire the 90% interest in the Kalamalka Property by making exploration expenditures totalling approximately $141,435 and paying $4,329 cash to Bearclaw by September 30, 2008.  The option agreement required that Bearclaw transfer the title to Peak within 30 days of signing the agreement.  See Exhibit 10.1 - Kalamalka property agreement for more details.

On Peak's request, Bearclaw transferred title to Peak's President, Mr. Olson, who has executed a trust agreement and has agreed to hold the Claims in trust for Peak (since British Columbia laws prevent a Nevada corporation from holding title directly).  See Exhibit 10.4 - Kalamalka property trust agreement for more details.
Peak Resources Incorporated	Form 10-KSB - 2007	Page 3

On December 30, 2006, Bearclaw Capital Corp. and Peak entered into an addendum to the Kalamalka property agreement.  The effect of the addendum was to extend the expiry date for the $5,000 exploration expenditure from December 31, 2006 to March 30, 2007.  See Exhibit 10.2 - Kalamalka property option agreement addendum #1 for more details.

On March 29, 2007, Bearclaw Capital Corp. and Peak entered into an addendum to the Kalamalka property agreement.  The effect of the addendum was to extend the expiry date for the $5,000 exploration expenditure from December 31, 2006 to April 30, 2007.  See Exhibit 10.5 - Kalamalka property option agreement addendum #2 for more details.

On October 27, 2007, Bearclaw Capital Corp. and Peak entered into an addendum to the Kalamalka property agreement.  The effect of the addendum was to extend the expiry date for the $30,000 exploration expenditure from September 30, 2007 to September 30, 2008.  It is anticipated that if the results of the 2008 exploration program are successful Peak will ask for and receive an extension on the requirement to spend further funds for an additional year (September 2009). Also, Peak paid Bearclaw Capital Corp. CDN$5,000 as consideration for the addendum and agreed to pay the costs and register the rights to extend the Claims with the British Columbia government until November 17, 2008.  See Exhibit 10.6 - Kalamalka property agreement addendum #3 for more details.

The tenure numbers of the Kalamalka mineral claims are 359280, 359281, 359282 and 359283 respectively (the "Claims").  Under the British Columbia Mineral Tenure Act, title to British Columbia mineral claims can only be held by individuals or British Columbia corporations.  Because of this regulation, Peak's President is holding the Claims in trust for Peak until Peak can determine whether there is a commercially viable gold deposit on the Claims.  If management determines that there is a commercially viable gold deposit on the Claims Peak will incorporate a British Columbia subsidiary to hold title to the Claims and Peak's President will transfer the Claims to the subsidiary.  The transfer will be at no cost to Peak other than the costs associated with the incorporation of the British Columbia subsidiary.

In October 2006, Peak engaged a professional geoscientist named Agnes Koffyberg, who is familiar with the Vernon Mining District area to develop a report about the Claims that Peak optioned from Bearclaw Capital Corp.   Agnes Koffyberg was introduced to Peak through Bill Gilmour, P. Eng. of Discovery Consultants.  Discovery Consultants was contracted to assess the properties staked in the Similkameen Mining District.  The report entitled "Report on the Kalamalka Property" dated November 2, 2006 describes the Claims, the regional geology, the mineral potential of the Claims and recommendations how Peak should explore the Claims.

In order to exercise the option to the mineral rights to the Claims, Peak must spend at least $150,000 in exploration expenses by September 30, 2008 as follows:.

&

incur approximately $5,000 in exploration expenses by April 30, 2007;

&

incur approximately an additional $25,000 in exploration expenses by September 30, 2008;

&

incur approximately an additional $120,000 in exploration expenses by September 30, 2008; and

&

pay approximately $4,329 in cash to Bearclaw by September 30, 2008, which was previously paid on October 16, 2006.

Peak did not have to pay anything to acquire the option from Bearclaw, although Peak made an option payment of $4,329 to Bearclaw on October 16, 2006.  As of August 31, 2007, Peak had not yet incurred any exploration expenses on the Claims or paid any other amounts to Bearclaw.

Peak can earn an additional 5% interest in the Claims by spending an additional $220,475 on exploration by December 15, 2010.

If Peak does not make the specified annual expenditures, Peak will forfeit its right to exercise the option.

Management anticipates incurring significant expenses in order to explore the Claims, as described below in Peak's Plan of Operation.

Location and Means of Access to Peak's Mineral Claims

The Claims are located in the Vernon Mining Division, British Columbia, Canada.  The Claims are located in the Vernon Mining Division of south-central British Columbia, 2.5 miles (4 kilometres) south of Lavington and 8.1 miles

Peak Resources Incorporated	Form 10-KSB - 2007	Page 4

(13 kilometres) east-southeast of Vernon, British Columbia.  Access from Vernon is eastward on Highway 6 to Lavington, then south via Learmouth Road to Reid Road to Bluenose Road, then to Langford Road.  At the western end of Langford Road, a dirt road crosses private property and continues to the Claims.  There are many old roads and skidder trails that allow access to all parts of the Claims.  Vernon is the nearest major supply centre and the nearest railhead.

The Claims consist of 4 contiguous mineral titles, covering an area of 100 hectares.  The Claims are located on BC Geographic System (BCGS) maps 082L015 and 082L025 (National Topographic System map 082L03E).  The Claims encompass the former Kalamalka Gold Mine located at latitude 50° 12′ 20" north and longitude 119° 05′ 30" west.

Physiographically, the Claims lie just south of the boundary between the Shuswap Highlands to the north and the Okanagan Highlands to the south.  Topography in this region consists of rolling to rugged mountains, reflecting the granites and gneisses predominant in this region.  To the west lies the somewhat gentler topography of the Thompson Plateau.  The highlands, with elevations from 1,100 to 1,800 metres, grade eastward into the steep and rugged Monashee and Selkirk Mountains, which have elevations up to 3,500 metres.

Locally, the Claims are situated along the ridge between Craster Creek and Brewer Creek.  These creeks flow northwardly into Coldstream Creek, which flows westwardly into Kalamalka Lake.  Drainage from the lake travels into Okanagan Lake, which eventually becomes part of the Columbia River system.  The former Kalamalka Gold mine is situated on the southeastern side of the ridge lying to the west of Caster Creek at an elevation of 885 metres.  Elevations on the on the Kalamalka Property  range from 975 metres along the ridge to 715 metres along the Castor Creek drainage in the southeast part of the Claims.

Parts of the Claims are forested with mature stands of Douglas fir, ponderosa and western white pine and white spruce.  In the mid 1990s, the hillside west and southwest of the old workings was logged, which has allowed for greater access within the Claims and increased rock exposure on surface.

The Claims lie within a modified continental climate with warm, dry summers and cool winters.  Precipitation varies from 36 to 56 centimetres per year, most of which falls during the winter months.  Surface exploration work on the Claims is most favorable between June and October.

Peak's Mineral Claims

The Claims are comprised of four two-post legacy claims (KAL 1 TO 4), which were located by R. Mitchell on September 20, 1997.  The Claims were recorded in Vernon, British Columbia on September 24, 1997.  The registered owner of the Claims at that time was W. Gilmour and the Claims were held in trust for the Predator Syndicate.  In 2004, the Claims were sold to Bearclaw Capital Corp., which currently owns them 100%.  The Claims are currently in good standing with the BC Ministry of Energy and Mines until November 17, 2008.

The  Claims that Peak has optioned  are unencumbered and in good standing and there are no third party conditions which affect the Claims, other than conditions defined by the Province of British Columbia described below.  The Claims are an area of 100 hectares.  Peak has no insurance covering the Claims.  Management believes that no insurance is necessary since the Claims are unimproved and contains no buildings or improvements.  The tenure number, claim name, owner, good to date, status, and area as typically recorded in British Columbia are as follows:

Tenure Number	Claim Name	Registered Owner	Good to Date	Status	Area (Hectares)
359280	Kal 1	Larry Olson	November 17. 2008	Good	25.0
359281	Kal 2	Larry Olson	November 17. 2008	Good	25.0
359282	Kal 3	Larry Olson	November 17. 2008	Good	25.0
359283	Kal 4	Larry Olson	November 17. 2008	Good	25.0

There is no assurance that a commercially viable gold deposit exists on the Claims.  Exploration will be required before an evaluation as to the economic feasibility of the Claims is determined.  It is Peak's intention to incorporate a British Columbia subsidiary company and record the deed of ownership in the name of its subsidiary if gold is discovered on the Claims and it appears that it would be economically viable to commercially mine the Claims.  Peak's consulting geologist has written a report and provided Peak with recommendations of how Peak should explore the Claims.  Until Peak can validate otherwise, the Claims are without known reserves and Peak is planning a three

Peak Resources Incorporated	Form 10-KSB - 2007	Page 5

phase exploration program as recommended by its consulting geologist.  Peak has not commenced any exploration or other work on the Claims.

Conditions to Retain Title to Peak's Mineral Claims

The Claims have an expiry date of November 17, 2008 and in order to maintain the tenure in good standing it will be necessary for Peak to coordinate an agent to perform and record valid exploration work with value of CDN$8 per hectare or pay the equivalent sum to the Province of British Columbia in lieu of work.  Failure to perform and record valid exploration work or pay the equivalent sum to the Province of British Columbia on the anniversary dates will result in forfeiture of title to the Claims.

History of Kalamalka Mineral Property Area

According to the report prepared by Peak's consulting geologist, Quartz veins were first discovered on the Claims in 1896. By the following year, an eight metre shaft had been sunk on the vein.  Low gold values were obtained on surface, and an adit was driven to intersect possibly higher gold values at depth.  No further work was reported until 1928 when 6.4 metres of tunnel were driven.  By 1933, the 907-metre (2,975-foot) level drift was completed along with another short crosscut, a shaft and some drifting on the vein.

Underground mining commenced in 1935, with a shipment of 27.2 tonnes of ore grading 34.3 grams/tonne gold.  A total of 6,592 tonnes (7,266 imperial tons) of direct-shipping ore was mined between 1935 and 1944.  Production peaked in 1940, and for the next four years it continued to decline, likely because of shortages of equipment during the war.  In 1944, the mine closed.

Total ore produced from the mine yielded 90,137 grams (3,474 ounces) of gold, 108,052 grams (2,898 ounces) of silver, 208 kilograms (459 pounds) of copper, 420 kilograms (926 pounds) of lead and 172 kilograms (379 pounds) of zinc.  The mine was developed on 3 levels with over 300 metres of workings accessed through portals at 2,900 feet (884 m) and 2,975 feet (907 m).  Later exploration and diamond drilling demonstrated that unrecorded mine production may have been substantially more than the official figures.

In 1952, the Claims were staked by Mr. Aubrey Penney.  He held the Claims until 1967, maintaining the Claims through occasional rehabilitation work.  In 1966, Coin Canyon Mines optioned the Claims and drilled a single drill hole the following year.  Although no record of the information exists, the hole was reported to contain 3.6 to 6 metres of quartz veining, with assays of less than 17 g/t gold (0.5 ounces per ton) at an estimated depth of 66 metres below the 884-metre (2,900-foot) level (Dasler and Smith, 1987).

In the 1970s and 1980s, various companies and individuals held surface land titles to the ground, some of whom also owned mineral claims on the Kalamalka Property.

In 1986, the Claims were staked by Mr. Eugene Dodd and optioned to Triple Star Resources in 1987.  Searchlight Resources, on behalf of Triple Star Resources, completed a program of geological mapping of the mine workings at a scale of 1:250, rock sampling from surface and underground, rehabilitation of the mine portal and 91 metres of crosscut and 134 metres of underground AQ diamond drilling in seven holes.  The results of the drilling led to the intersection of 31.6 g/t gold (0.92 opt) over 1.5 m within a chloritized shear zone below the main drift, and gold values of 8.7 g/t (0.25 opt) in the adjacent quartz vein.

In 1988, Searchlight Resources continued with a work program for Triple Star Resources.  They rebuilt access roads west of the old mine workings, backhoe trenched 17 trenches to expose the old surface cuts, did 40 metres of drifting and constructed an underground drill station on the 884-metre (2,900-foot) level.  Furthermore, they geologically mapped the surface workings, completed 3.1 kilometres of induced polarization (IP) and resistivity surveying, and 309 metres of AW size core drilling in 10 holes.  The IP survey located a single chargeability anomaly located on line 1 approximately 100 metres at a direction of 260° from the 907 metres portal. However, IP lines at 30 metres on either side did not detect this anomaly, nor was this anomaly drill tested in the 1988 program. The ore shoot was drill tested at depth below the old mine workings and found to pinch out at approximately 15 metres below the 884-metre (2,900-foot) level.

In 1993, Discovery Consultants staked the KAL 1 to KAL 4 claims on behalf of the Predator Syndicate.  Minor physical work was done the following year; subsequently in 1997 the Claims were re-staked.  In 1999, geological mapping at a 1:5000 scale and rock sampling were undertaken in order to outline new areas of mineral potential.  Nine rock samples were collected.  Two siliceous samples taken from an old ore bin site and an old trench assayed 47.91 g/t

Peak Resources Incorporated	Form 10-KSB - 2007	Page 6

gold and 8.03 g/t gold, respectively.  It was recommended that an IP survey be performed to accurately locate previously defined anomalous areas determined to be additional shoots en echelon to the previously mined shoot.  Subsequently, a drill program was recommended to test geophysical targets defined from the IP survey.

In 2004, the Claims were sold to Bearclaw Capital Corp.  On September 18, 2006, Bearclaw Capital Corp optioned the Claims to Peak.  See Exhibit 10.1 - Kalamalka property agreement for more details.

Present Conditions of Peak's Mineral Claims

The Claims were visited by the consulting geologist on October 27, 2006.  The 840 and 907-level adits and the shaft were examined, and the consulting geologist examined various outcrops on the Claims.  Parts of the Claims are forested with mature stands of Douglas fir, ponderosa and western white pine and white spruce.  In the mid 1990's, the hillside west and southwest of the old workings was logged, which has allowed for greater access within the Claims and increased rock exposure on surface.

There is no equipment, infrastructure or electricity on the Claims.

Geology of Peak's Mineral Claims

The Claims are the subject of a geological report prepared by Agnes Koffyberg, P. Geo., dated November 2, 2006.   The geological report indicates the Claims are situated on the western edge of the Omineca Belt of the Canadian Cordillera. Volcanic and sedimentary rocks of the Devonian to Triassic Harper Ranch Group are intruded by foliated diorites of the Jurassic Nelson intrusions.

The Claims have the potential to host a mesothermal (formed at great depth at temperatures of 200-300°C) gold deposit.  A shear zone within foliated diorite, near the contact with the Harper Ranch metasediments, contains quartz veins and lenses containing native gold, pyrrhotite (a brownish-bronze iron sulfide mineral), pyrite (a common mineral that has a pale yellow color), chalcopyrite (a yellow mineral that is an important ore of copper) with minor galena and sphalerite.  Sphalerite is the primary ore of zinc, occurring in usually yellow-brown or brownish-black crystals.

Plan of Operation

Peak's consulting geologist Agnes Koffyberg has written a report dated November 2, 2006, providing Peak with recommendations of how it should explore the Claims.  The potential economic significance of the Claims is that according to Peak's consulting geologist's report, the Claims have the potential to host a mesothermal gold deposit.  A shear zone within foliated diorite, near the contact with the Harper Ranch metasediments, contains quartz veins and lenses containing native gold, pyrrhotite, pyrite, chalcopyrite with minor galena (a gray mineral which is the principal ore of lead) and sphalerite.  It is the consulting geologist's conclusion that the Claims are a property of merit and it is recommended that further exploration work be carried out on the Claims.

Peak's objective is to conduct exploration activities on the Claims to assess whether the Claims possess any commercially viable gold deposits.  Until Peak can validate otherwise, the Claims are without known reserves and Peak is planning a three phase program to explore the Claims.  Access to the Claims is limited to the period of June 1 to October 31 of each year due to snow in the area.  This means that Peak's exploration activities are limited to a period of about four and a half months per year.  Peak will explore the Claims between June 1, 2008 and October 31, 2008.   Peak's goal is to complete the first phase of exploration within this period.  The following table summarizes the three phases of Peak's anticipated exploration program.
Peak Resources Incorporated	Form 10-KSB - 2007	Page 7

Phase Number	Planned Exploration Activities	Time table
Phase One	Further review of all data with the aim of determining further drill targets.	Completed November 2006
Phase Two	Initial drill program to test the extension of the shear zone and vein depth. A drill hole of approx. 150 metres length should intercept the target.	August - September 2008
Phase Three	Depending on results of Phase One and Phase Two drill holes in selected areas.	September 2008 - October 2009

If Peak's exploration activities indicate that there are no commercially viable gold deposits on the Claims Peak will let the option agreement lapse and stake a new claim to explore in British Columbia.  Peak will continue to stake claims or enter in to option agreements in British Columbia as long as it can afford to do so.

Payment in Lieu of Work

Since management intends to conduct and file exploration expenses in excess of $40,000 by the next anniversary of the Claims' extension as of November 17, 2008, Peak will not have to file PIW fees with the Province of British Columbia for at least 10 years.  If Peak did not conduct the work, Peak would have to file $690 in lieu of filing exploration expenses in order to keep the Claims in good standing.

Phase Two Exploration Cost Review

Transportation Purchase Plan

The transportation costs of Phase Two are minimal as the Claims are within 11 miles of the city of Vernon.  However, the cost of moving the drill and transporting the crew is budgeted at $3,700 ($3,000 for drill moving).

Equipment Purchase Plan

Peak will purchase camp equipment and prospecting supplies for the Phase Two drill program. Field supplies are expected to be $1,000.  Most of the equipment used in the process of the diamond drilling will be rented.

Consumable Purchase Plan

Peak will incur crew costs including accommodation and meals for the geologist, field technician and drill crew, which is approximately 20 people per day ($100 per day).  The expected cost of these consumables is $2,000.

Employee Hiring (Labor) Plan

Peak will not hire any employees.  Peak will use a geologist and field technician for Phase Two of its exploration plan.  The expected cost of the geologist is $650 per day for 5 days and $400 per day for 5 days for the field technician.  The total for the geologist is approximately $3,250 and the field technician is $2,000.  The total expected cost for labor for Phase Two is $5,250.

Sample Analysis Plan

Peak plans to allow for the analysis for up to 100 core samples.  Each analysis costs $45 per sample.  The expected cost for sample analysis will be $4,500 for Phase Two pf the exploration program.

The costs described above, which include transportation, equipment, consumables, labor, and sample analysis, make up the entire cost of Phase Two of the exploration program.  All the costs described above are estimated so Peak will provide a 10% contingency allowance for unanticipated and wrongly estimated costs.  The table below summarizes the cost estimate for Phase Two of the exploration program.
Peak Resources Incorporated	Form 10-KSB - 2007	Page 8

Phase Two Exploration Items	Cost Estimate
Field personnel
- geologist(s): 5 days @ $650 per day.	$ 3,250
- field technician(s): 5 days @ $400/day.	$ 2,000
Crew (incl drill crew) costs, accommodation, meals: 20 person days @ $100 per day.	$ 2,000
Truck rental: 5 @ $ 100/day.	$ 500
Transport of drill, fuel	$ 3,000
Field supplies	$ 1,000
Equipment rental, core splitter, etc: 5 days @ $100/day	$ 500
Contract drilling costs: 150 metres @ $125/metre	$ 18,750
Assay costs: 100 core samples @ $45/day	$ 4,500
Fuel, truck	$ 200
Communications, freight	$ 2,000
Report, drafting, reproduction	$ 5,000
Subtotal	$42,700
Contingency at 10%	$ 4,170
Assessment filing fees	$ 400

Phase Two Total	$47,270

Competition

The mineral exploration business is an extremely competitive industry.  Peak is competing with many other exploration companies looking for minerals.  Peak is a very small exploration company and a small participant in the mineral exploration business.  Being a junior mineral exploration company, Peak competes with other similar companies for financing and joint venture partners.  Additionally, Peak competes for resources such as professional geologists, camp staff, helicopters and mineral exploration supplies.

Raw Materials

The raw materials for Peak's exploration program will be items including camp equipment, sample bags, first aid supplies, groceries and propane.  All of these types of materials are readily available in either the city of Vernon or the city of Kelowna (20 miles from Vernon), in British Columbia, Canada from a variety of suppliers.

Dependence on Major Customers

Peak has no customers.

Patents/Trade Marks/Licences/Franchises/Concessions/Royalty Agreements or Labour Contracts

Peak has no intellectual property such as patents or trademarks. Additionally, Peak has no royalty agreements or labor contracts.

Government Controls and Regulations

Peak will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada generally, and in the province of British Columbia, specifically.  Under these laws, prior to production, Peak has the right to explore the property, subject only to a notice of work which may entail posting a bond if Peak significantly disturbs the property surface.  This would first occur during the drilling phase of exploration.

Peak will have to sustain the cost of reclamation and environmental mediation for all exploration and development work undertaken.  Peak's first two phases of exploration, which will consist of mapping, re-sampling, relocation, geological, geochemical and geophysical  surveys, and trenching, will  not  require  any  reclamation and environmental mediation work because there will not be significant physical disturbance to the land.  Subsequent drilling will require some remediation work. Peak will need to raise additional funds to finance any drilling programs, including remediation costs.
Peak Resources Incorporated	Form 10-KSB - 2007	Page 9

If Peak enters into production, the cost of complying with permit and regulatory environment laws will be greater than in the exploration phases because the impact on the project area is greater.  Permits and regulations will control all aspects of any production programs if the project continues to that stage because of the potential impact on the environment.  Examples of regulatory requirements include:

*

water discharge will have to meet water standards;

*

dust generation will have to be minimal or otherwise re-mediated;

*

dumping of material on the surface will have to be re-contoured and re-vegetated;

*

an assessment of all material to be left on the surface will need to be environmentally benign;

*

ground water will have to be monitored for any potential contaminants;

*

the socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and

*

there will have to be an impact report of the work on the local fauna and flora.

The Canadian Environmental Assessment Act (CEAA), which came into force in January 1995, governs environmental assessment at the federal level.  The Canadian Environmental Assessment Agency is in charge of administering the environmental assessment process.  The CEAA requires an environmental assessment where a federal authority supports a private or public sector project in one or more of four ways:

*

by being the proponent of the project,

*

by providing money for the project,

*

by providing land for the project, or

*

by issuing some form of regulatory approval for the project.

In Canada, mineral title belongs to the provincial Crown.  Mining is generally regulated by the provinces.  Provincial mining legislation, policies, and codes of practice, usually have specific requirements for the control of mining wastes.  Provinces also use different procedures to regulate mining activity.  Peak will be required to comply with all regulations defined in the Mineral Tenure Act for the Province of British Columbia.  In British Columbia, the proponent must submit a permit application for all mechanized surface exploration.  The application includes information about the mineral title, the operator, the program of work, and the proposed reclamation plan.  For minimal surface disturbance in a non-sensitive area, a letter permit is issued by a district inspector of the Ministry of Energy, Mines and Petroleum Resources.  If a mechanized work program is contemplated, the district inspector follows a consultation procedure with other government agencies, following which a permit will be issued.  For exploration in highly sensitive areas, further referrals will be made by the Ministry to, for example, the inter-agency management committee, other government agencies, and/or public stakeholder groups.

Peak is also subject to safety policies of the Canadian Workers Compensation Board that regulates the protection of the health and safety of workers.

In addition to the foregoing, in the future, Peak's Canadian operations may be affected from time to time by political developments in Canada and by Canadian Federal, provincial and local laws and regulations, such as restrictions on mining production and exploration, price controls, tax increases, expropriation of property, modification or cancellation of contract rights, and environmental protection controls.

During the initial phases of exploration, there will be no significant costs of compliance with government regulations. However, while it is difficult to know exactly how much these costs will be until Peak has a better indication of the size and tenor of any production operation, Peak would expect that they could be high in the production operation.

Peak is in compliance with the regulations and will continue to comply with the regulations in the future.  Management believes that compliance with the regulations will not adversely affect Peak's business activities in the initial phase of exploration.  Peak currently has no any funds to comply with environmental laws concerning its exploration program.

Costs and Effects of Compliance with Environmental Laws

Peak currently has no costs to comply with environmental laws concerning its exploration program on the Claims.
Peak Resources Incorporated	Form 10-KSB - 2007	Page 10

Expenditures on Research and Development During the Last Two Fiscal Years

Peak has not incurred any research or development expenditures since its inception on September 30, 2005.

Number of Total Employees and Number of Full Time Employees

As of November 29, 2007, Peak does not have any full time or part time employees.  Peak's sole director and officer works as a part time consultant in the areas of business development and management, contributing approximately 20% of his time to Peak.  Peak currently engages independent contractors in the areas of accounting, geologist services, legal, and auditing services.  Management intends to retain the services of independent geologists, prospectors and consultants on a contract basis to conduct the exploration programs on the Claims.

RISK FACTORS

You should consider each of the following risk factors and the other information in this Annual Report, including Peak's financial statements and the related notes, in evaluating Peak's business and prospects.  The risks and uncertainties described below are not the only ones that impact on Peak's business.  Additional risks and uncertainties not presently known to Peak or that management currently considers immaterial may also impair its business operations.  If any of the following risks actually occur, Peak's business and financial results could be harmed.  In that case, the trading price of Peak's common stock could decline.

Risks associated with Peak's business:

1.

If Peak does not obtain additional financing, its business plan will fail.

Peak's current operating funds are estimated to be sufficient to complete the first phase of exploration on the Claims.  However, Peak will need to obtain additional financing in order to complete its plan of operation.  The plan of operation calls for significant expenses in connection with the exploration of the Claims.  Peak has not made arrangements to secure any additional financing.

2.

If Peak fails to make required payments or expenditures, Peak could lose title to the Claims.

The Claims have an expiry date of November 17, 2008 and in order to maintain the tenures in good standing it will be necessary for Peak to either perform and record valid exploration work with value of approximately $6.50 per hectare ($650 for the 100 hectares of the Claims) or pay the equivalent sum to the Province of British Columbia in lieu of work. Failure to perform and record valid exploration work or pay the equivalent sum to the Province of British Columbia on the anniversary dates will result in forfeiture of title to the Claims.

3.

Peak's auditors have expressed substantial doubt about Peak's ability to continue as a going concern, and as a result Peak may find it difficult to obtain additional financing.

The following factors raise substantial doubt regarding the ability of Peak's business to continue as a going concern: (i) the losses Peak incurred since its inception; (ii) Peak's lack of operating revenues as at August 31, 2007; and (iii) Peak's dependence on the sale of equity securities and receipt of capital from outside sources to continue in operation.  Management anticipates that Peak will incur increased expenses without realizing enough revenues.  Management therefore expects Peak to incur significant losses in the foreseeable future.  The financial statements do not include any adjustments that might result from the uncertainty about Peak's ability to continue its business.  If Peak is unable to obtain additional financing from outside sources and eventually produce enough revenues, Peak may be forced to sell its assets, curtail or cease its operations.

4.

As a result of only recently commencing business operations, Peak faces a high risk of business failure.

Peak has not begun the initial stages of exploration of the Claims, and thus has no way to evaluate the likelihood whether Peak will be able to operate its business successfully.  Peak was incorporated on September 30, 2005 and to date has been involved primarily in organizational activities, acquiring Claims and obtaining financing.  Peak has not earned any revenues and has never achieved profitability as of the date of this annual report.  Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises.  The likelihood of success must be considered in the light of problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the Claims that

Peak Resources Incorporated	Form 10-KSB - 2007	Page 11

Peak plans to undertake.  These potential problems include, but are not limited to, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates.  Peak has no history upon which to base any assumption as to the likelihood that its business will prove successful, and Peak can provide no assurance to investors that Peak will generate any operating revenues or ever achieve profitable operations.  If Peak is unsuccessful in addressing these risks its business will likely fail.

5.

If Peak does not find a joint venture partner for the continued development of the Claims, Peak may not be able to advance its exploration program.

If the results of the Phase Two mineral exploration program are successful, Peak may try to enter a joint venture agreement with a partner for the further exploration and possible production on the Claims.  Peak would face competition from other junior mineral resource exploration companies who have properties that they deem to be attractive in terms of potential return and investment cost.  In addition, if Peak entered into a joint venture agreement, it would likely assign a percentage of its interest in the Claims to the joint venture partner.  If Peak is unable to enter into a joint venture agreement with a partner, Peak may fail to find the required funding for further exploration and possible production.

6.

Access to the Claims may be restricted by inclement weather during the year, which may delay the proposed mineral exploration program, which could prevent Peak from generating revenues.

Surface exploration and drilling access, according to the geologist report, to the Claims is most favorable between June 1 and October 31 of each year due to snow in the area at other times of the year.  As a result, any attempts to visit, test, or explore the Claims are largely limited to these few months of the year when weather permits such activities.  These limitations can result in significant delays in exploration efforts, as well as mining and production in the event that commercial amounts of minerals are found.  Such delays can result in Peaks inability to meet deadlines for exploration expenditures as defined by the Province of British Columbia.  This could cause Peak's plan of operation to fail unless Peak can meet deadlines.

7.

Peak's business may fail if Peak does not obtain clear title to the Claims.

Under British Columbia law, title to a British Columbia mineral claim can only be held by individuals or British Columbia corporations.  Since Peak is a Nevada corporation it is not legally allowed to hold claims in British Columbia.  The Claims are being held in trust for Peak by its President as he is a British Columbia resident.  If Peak confirms economically viable deposits of gold on the Claims Peak will incorporate a British Columbia subsidiary to hold title to the Claims and its President will transfer the Claims to the subsidiary.  Until peak can confirm viable gold deposits, its President is holding the Claims in trust for Peak by means of a trust agreement.  However, there could be situations such as the death of Peak's President that could prevent Peak from obtaining clear title to the Claims.  If Peak is unable to obtain clear title to the Claims its business will likely fail.

Risks associated with Peak's industry:

8.

There is substantial risk that no commercially viable mineral deposits will be found due to the speculative nature of mineral property exploration.

Exploration for commercially viable mineral deposits is a speculative venture involving substantial risk.  Peak cannot provide investors with assurance that the Claims contain commercially viable mineral deposits.  The exploration program that Peak intends to conduct on the Claims may not result in the discovery of commercial viable mineral deposits.  Also, problems such as unusual and unexpected rock formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts.  In such a case, Peak may be unable to complete its plan of operation.

9.

There is a risk that Peak may incur liability or damages as it conducts in business due to the inherent dangers involved in mineral property exploration.

The search for minerals involves numerous hazards.  As a result, Peak may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which Peak cannot insure or against which management may elect not to insure.  Peak currently has no such insurance nor does it expect to get such insurance for the foreseeable future.  If a hazard were to occur, the costs of rectifying the hazard may exceed Peak's asset value and cause Peak to liquidate all of its assets.
Peak Resources Incorporated	Form 10-KSB - 2007	Page 12

10.

As Peak undertakes exploration on the Claims, Peak will be subject to compliance of government regulation, which may increase the anticipated time and cost of the mineral exploration program.

There are several governmental regulations that materially restrict the exploration of minerals.  Peak will be subject to the mining laws and regulations as contained in the Mineral Tenure Act of the Province of British Columbia as it carries out the mineral exploration program.  Peak may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these regulations.  While Peak's planned mineral exploration program provides a budget for regulatory compliance, there is a risk that new regulations could increase the time and costs of doing business and prevent Peak from carrying out its mineral exploration program.

11.

Peak may not be able to market any minerals that may be found on the Claims due to market factors in the mining business that are not in the control of Peak.

The mining industry, in general, is intensely competitive and Peak can provide no assurance that even if minerals are discovered that a ready market will exist from the sale of any minerals found.  Numerous factors beyond Peak's control may affect the marketability of minerals.  These factors include market fluctuations, the proximity and capacity of natural resource markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection.  The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in Peak not receiving an adequate return on invested capital.

Risks associated with Peak:

12.

Management has no experience in the mineral exploration business and may make business decisions that are not advantageous to Peak, which in turn could cause Peak's business to fail.

Peak's management has no previous experience operating an exploration or a mining company and because of this lack of experience management may make mistakes.  Peak's management lacks the technical training and experience with exploring for, starting, or operating a mine.  With no direct training or experience in these areas Peak's management may not be fully aware of the many specific requirements related to working in this industry.  Peak's management's decisions and choices may not take into account standard engineering or managerial approaches that mineral exploration companies commonly use.  Consequently, Peak's operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry.

13.

Management owns the majority of Peak's common stock, and as a result has the ability to override the interests of other stockholders.

Peak's President, Larry Olson, owns 51.3% of Peak's outstanding common stock and serves as its sole director and officer. Because Mr. Olsen owns more than 50% of Peak's issued common stock, he will be able to elect all of Peak's directors and control its operations.  Mr. Olson may have an interest in pursuing acquisitions, divestitures and other transactions that involve risks.  For example, Mr. Olson could cause Peak to make acquisitions that increase its indebtedness or to sell revenue generating assets.  Mr. Olson may from time to time acquire and hold interests in businesses that compete directly or indirectly with Peak.  If Mr. Olson fails to act in Peak's best interests or fails to perform adequately to manage Peak, you may have difficulty in removing him as director, which could prevent Peak from becoming profitable.

14.

"Penny Stock" rules may make buying or selling Peak's common stock difficult, and severely limit their market and liquidity.

Trading in Peak's securities is subject to certain regulations adopted by the SEC commonly known as the "penny stock" rules.  These rules govern how broker-dealers can deal with their clients and "penny stocks".  The additional burdens imposed upon broker-dealers by the "penny stock" rules may discourage broker-dealers from effecting transactions in Peak's securities, which could severely limit their market price and liquidity of its common stock.  See "Penny Stock rules" on page 15 for more details.
Peak Resources Incorporated	Form 10-KSB - 2007	Page 13

Item 2.  Description of Property.

Peak's executive offices are located at 2103 Tyrone Place, Penticton, British Columbia, Canada, V2A 8Z2.

Peak also had a mineral claim located in the Similkameen Mining Division, British Columbia, Canada which has expired and an optioned property known as Kalamalka Property as described above in "Item 1. Description of Business".

Item 3.  Legal Proceedings.

Peak is not a party to any pending legal proceedings and, to the best of Peak's knowledge, none of Peak's property or assets are the subject of any pending legal proceedings

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

(a)  Market Information

Peak's common stock has been quoted on the NASD OTC Bulletin Board since August 7, 2007 under the symbol "PKRC".  The table below gives the high and low bid information for each fiscal quarter of trading and for the interim period ended November 27, 2007.  The bid information was obtained from Pink Sheets LLC and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

High & Low Bids
Period ended	High	Low	Source
27 November 2007	$2.05	$0.15	Pink Sheets LLC
31 August 2007	None	None	Pink Sheets LLC

(b)  Holders of Record

There are approximately 11holders of record of Peak's common stock.

(c)  Dividends

Peak has declared no dividends on its common stock, and is not subject to any restrictions that limit its ability to pay dividends on its shares of common stock.  Dividends are declared at the sole discretion of Peak's Board of Directors.

(d)  Recent Sales of Unregistered Securities

There have been no sales of unregistered securities within the last three years that would be required to be disclosed pursuant to Item 701 of Regulation S-B, with the exception of the following:

Peak has sold 5,853,334 shares of unregistered securities.  All of these 5,853,334 shares were acquired from Peak in private placements that were exempt from registration under Regulation S of the Securities Act of 1933 and were sold to Canadian residents.

The shares include the following:

1.

On October 10, 2005, Peak issued 3,000,000 shares of common stock at a price of $0.001 per share for cash proceeds of $3,000 to its President;

2.

On April 29, 2006, Peak issued 1,823,334 shares of common stock to sixteen non-affiliated non U.S. Persons at a price of $0.015 per share for cash proceeds of $27,350;

Peak Resources Incorporated	Form 10-KSB - 2007	Page 14

3.

On August 31, 2006, Peak issued 870,000 shares of common stock to seventeen  non-affiliated non U.S. Persons at a price of $0.05 per share for cash proceeds of $43,500; and

4.

On October 5, 2006, Peak issued 160,000 shares of common stock to four non-affiliated non U.S. Persons at a price of $0.05 per share for cash proceeds of $8,000.

With respect to all of the above offerings, Peak completed the offerings of the common stock pursuant to Rule 903 of Regulation S of the 1933 Act on the basis that the sale of the common stock was completed in an "offshore transaction", as defined in Rule 902(h) of Regulation S.  Peak did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the shares.  Each investor represented to Peak that the investor was not a U.S. person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. person.  The subscription agreement executed between Peak and the investor included statements that the securities had not been registered pursuant to the 1933 Act and that the securities may not be offered or sold in the United States unless the securities are registered under the 1933 Act or pursuant to an exemption from the 1933 Act.  The investor agreed by execution of the subscription agreement for the common stock: (i) to resell the securities purchased only in accordance with the provisions of Regulation S, pursuant to registration under the 1933 Act or pursuant to an exemption from registration under the 1933 Act; (ii) that Peak is required to refuse to register any sale of the securities purchased unless the transfer is in accordance with the provisions of Regulation S, pursuant to registration under the 1933 Act or pursuant to an exemption from registration under the 1933 Act; and (iii) not to engage in hedging transactions with regards to the securities purchased unless in compliance with the 1933 Act.  All securities issued were endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the 1933 Act and could not be resold without registration under the 1933 Act or an applicable exemption from the registration requirements of the 1933 Act.

Each investor was given adequate access to sufficient information about Peak to make an informed investment decision.  None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.  No registration rights were granted to any of the investors.

There are no outstanding options or warrants to purchase, or securities convertible into, shares of Peak's common stock.

(e)  Penny Stock Rules

The SEC has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks.  Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

The shares of Peak will remain penny stock for the foreseeable future.  The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his or her investment.  Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in Peak will be subject to rules 15g-1 through 15g-10 of the Exchange Act.  Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the SEC, which:

•

contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

•

contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements;

•

contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the bid and ask price;

•

contains a toll-free telephone number for inquiries on disciplinary actions;

•

defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

•

contains such other information and is in such form (including language, type, size, and format) as the Commission shall require by rule or regulation.
Peak Resources Incorporated	Form 10-KSB - 2007	Page 15

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer:

•

with bid and offer quotations for the penny stock;

•

the compensation of the broker-dealer and its salesperson in the transaction;

•

the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

•

monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.  These disclosure requirements will have the effect of reducing the trading activity in the secondary market for Peak's stock because it will be subject to these penny stock rules.  Therefore, stockholders may have difficulty selling those securities.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

THE FOLLOWING PRESENTATION OF THE PLAN OF OPERATION OF PEAK RESOURCES INCORPORATED SHOULD BE READ IN CONJUNCTION WITH THE AUDITED FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED HEREIN.

Forward-Looking Statements

This Form 10-KSB - Annual Report contains forward-looking statements that involve risks and uncertainties.  You will find words such as anticipate, believe, plan, expect, future, intend and similar expressions in the Annual Report to identify such forward-looking statements.  Peak's actual results may differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by Peak described in the Risk Factors section above and elsewhere in this Annual Report.

Plan of Operation

Peak's plan of operation for the next 12 months is to complete the following objectives within the time periods specified, subject to Peak obtaining any additional funding necessary for the continued exploration of the Claims.  Management anticipates that Peak has enough funds to complete its Phase One exploration program.  Management anticipates that Peak has enough funds to complete the majority of its Phase Two program and, if additional funds are required, Peak's President will use his best efforts to arrange for the financing of the shortfall either personally or via additional equity financing.  The following is a brief summary of Peak's three phase exploration program:

1.

As recommended by Peak's consulting geologist, Phase 1 should comprise the further review of all available data with the aim determining further drill targets from the existing data.  The cost of this program is estimated at $2,200.

2.

As recommended by Peak's consulting geologist, Peak would utilize the results of Phase 1 to execute Phase 2 which would consist of a diamond drill program to test the extension of the shear zone and vein to depth.  A drill hole of approximately 150 metres length should intercept the target.

3.

If the results from Phase 1 and 2 are successful in encountering gold mineralization, more drilling and investment will be required to properly evaluate the Claims.

More details on Peak's exploration plan are contained under the heading "Plan of Exploration" under the section entitled "Business of Peak" as set out above in this Annual Report.

As at August 31, 2007, Peak had a cash balance of $28,857 and had working capital of $23,596.  Over the next 12 months management does not anticipate that Peak will generate any revenues.  Management anticipates that Peak needs an additional financing of $100,000 for the next 12 months (beginning January 1, 2008).  Management anticipates that any additional funding will come from equity financing from the sale of Peak's common stock or sale of part of its interest in the Claims.  If Peak is successful in completing an equity financing, existing shareholders will experience dilution of their interest in Peak. Peak does not have any financing arranged and cannot provide investors

Peak Resources Incorporated	Form 10-KSB - 2007	Page 16

with any assurance that Peak will be able to raise sufficient funding from the sale of its common stock to fund its Phase Two and further exploration programs; however Peak's President will use his best efforts to arrange for the financing of any shortfall either personally or via additional equity financing.  In the absence of such financing, Peak's business will fail.

Peak's planned exploration expenditures and operation expenses for the next 12 months (beginning January 1, 2008) are summarized as follows:

Description - 12 months	Estimated Expenses ($)
General and administrative expenses	16,000
Professional fees (including legal, accounting and auditing fees)	25,000
Consulting or employee fees	12,000
Exploration project - Phase two	47,000
Total	100,000

Based on the nature of Peak's business, management anticipates incurring operating losses in the foreseeable future.  Management bases this expectation, in part, on the fact that very few mineral claims in the exploration stage ultimately develop into producing, profitable mines.  Peak's future financial results are also uncertain due to a number of factors, some of which are outside its control.  These factors include, but are not limited to:

•

Peak's ability to raise additional funding;

•

the market price for gold;

•

the results of Peak's proposed exploration programs on the Claims; and

•

Peak's ability to find joint venture partners for the development of its property interests.

Due to Peak's lack of operating history and present inability to generate revenues, Peak's auditors have stated their opinion that there currently exists substantial doubt about Peak's ability to continue as a going concern.

Accounting and Audit Plan

Peak intends to continue to have its outside consultant assist it in the preparation of its quarterly and annual financial statements and have these financial statements reviewed or audited by Peak's independent auditor.  Peak's outside consultant is expected to charge Peak approximately $800 to prepare its quarterly financial statements and approximately $800 to prepare its annual financial statements.  Peak's independent auditor is expected to charge Peak approximately $1,200 to review its quarterly financial statements and approximately $5,000 to audit its annual financial statements.  In the next 12 months, management anticipates spending approximately $13,000 to pay for Peak's accounting and audit requirements.

Results of Operations

Peak has had no operating revenues since its inception on September 30, 2005, through to August 31, 2007.  Peak's activities have been financed from the proceeds of share subscriptions.  From Peak's inception on September 30, 2005 to August 31, 2007 Peak raised a total of $81,850 from private placements of its common stock.

For the period from inception on September 30, 2005, to August 31, 2007, Peak incurred total expenses of $75,504.  These expenses included $35,565 in professional fees, $25,411 in general and administrative expenses, $4.739 in impairment of mineral property, and $9,789 in mineral property costs.  Peak's general and administrative expenses include donated management services, donated rent, office maintenance, bank charges, travel, communication expenses, courier, postage costs, and office supplies.  Peak's professional fees consist of legal, accounting and auditing fees.  Peak expensed $5,460 in mineral property costs represented by the online staking fees for the Claims and its $4,329 option payment to Bearclaw Capital Corp.

For the year ended August 31, 2007, Peak incurred total expenses of $59,742.  These expenses included $32,269 in professional fees, $15,708 in general and administrative expenses, $4,329 in impairment of mineral property, and $7,436in mineral property costs.  Peak's general and administrative expenses mainly include $6,000 for donated management services and $3,000 for donated rent, which were provided by its President.  Peak expensed $3,107 in mineral property costs represented by the online staking fees for the Claims.

For the year ended August 31, 2006, Peak incurred total expenses of $15,762.  These expenses included $3,296 in professional fees, $9,703 in general and administrative expenses, $410 in impairment of mineral property, and $2,353

Peak Resources Incorporated	Form 10-KSB - 2007	Page 17

in mineral property costs.  Peak's general and administrative expenses mainly include $5,500 for donated management services and $2,750 for donated rent, which were provided by its President.  Peak expensed $2,353 in mineral property costs represented by the online staking fees for the Claims.

Liquidity and Capital Resources

At August 31, 2007, Peak had a cash balance of $28,857 and a working capital surplus of $23,596.  Peak's accumulated deficit was $75,504 as at August 31, 2007.  Peak's net loss of $75,504 from September 30, 2005 (date of inception) to August 31, 2007 was mostly funded by its equity financing.  From September 30, 2005 (date of inception) to August 31, 2007, Peak raised $81,850 in equity financing.  The net increase in cash from September 30, 2005 (date of inception) to August 31, 2007 was $28,857.

On September 18, 2006 Peak acquired a 90% interest in a mineral claim located in British Columbia and completed its obligation to make a cash payment of $4,329.  Peak committed to spend approximately $132,285 on exploration expenses to September 30, 2008.  Over the next 12 months (beginning January 1, 208) Peak plans to spend approximately $47,000 on exploration expenditure.

There are no assurances that Peak will be able to achieve further sales of its common stock or any other form of additional financing.  If Peak is unable to achieve the financing necessary to continue its plan of operations, then Peak will not be able to continue its exploration of the Claims and its business will fail.

Of the $100,000 Peak requires for the next 12 months, Peak had $28,857 in cash or cash equivalents as of August 31, 2007.  From September 30, 2005 (date of inception) to August 31, 2007 Peak raised net proceeds of $81,850 from the sale of common stock and stock subscriptions.  Management intends to raise the balance of Peak's cash requirements of $100,000 for the next 12 months from private placements, shareholder loans or possibly a registered public offering (either self-underwritten or through a broker-dealer) within the next few months.  If Peak is unsuccessful in raising enough money through future capital raising efforts, Peak may review other financing possibilities such as bank loans.  At this time Peak does not have any commitments from any broker-dealer to provide Peak with financing.

Net Cash Used in Operating Activities

For the fiscal year ended August 31, 2007, net cash used in operating activities totaled $47,211 compared with $1,453 for the previous fiscal year.

At August 31, 2007, Peak had cash of $28,857 and working capital of $23,596.  During the fiscal year ended August 31, 2007, Peak used $47,211 in cash for operating activities.  This was primarily a result of an operating loss of $59,742, offset by non-cash items for donated services of $9,000, and a net decrease in operating assets and liabilities of $1,353.  During the fiscal year ended August 31, 2007, Peak paid $1,353 towards accounts payable.  There were also changes in prepaid expenses and due to related parties resulting in a net use of cash of $555.

Net Cash Used in Investing Activities

Net cash provided by investing activities was $(4,329) for the fiscal year ended August 31, 2007 as compared with $0 of cash used for the previous fiscal year.

Peak used net cash of $4,329 in investing activities during the fiscal year ended August 31, 2007.  Peak's investment activities include the purchase of its mineral property interest.  For the fiscal year ended August 31, 2007, Peak's monthly cash requirement was approximately $3,934 in operating activities and approximately $360 in investing activities.  Management anticipates that after January 2007 Peak's monthly expenses will increase to $8,333, which includes $1,333 monthly for general and administrative expenses, monthly payments of $1,000 for consulting or employee expenses, monthly payments of $2,083 for professional fees and monthly payments of $3,916 for exploration costs.  Also, Peak will incur $0 of offering expenses.

Net Cash Used in Financing Activities

Net cash provided by financing activities decreased to $8,000 for the fiscal year ended August 31, 2007 as compared with financing of $73,850 for the previous fiscal year from the issuance of common stock.
Peak Resources Incorporated	Form 10-KSB - 2007	Page 18

Going Concern

Peak has not attained profitable operations and is dependent upon obtaining financing to pursue any extensive exploration activities.  For these reasons Peak's auditors stated in their report that they have substantial doubt Peak will be able to continue as a going concern.

Off-Balance Sheet Arrangements

Peak has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

Peak's financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation.  A complete summary of these policies is included in Note 2 of the notes to Peak's historical consolidated financial statements.  Peak has identified below the accounting policies that are of particular importance in the presentation of its financial position, results of operations and cash flows and which require the application of significant judgment by management.

Mineral Property Costs

Peak has been in the exploration stage since its inception on September 30, 2005 and has not yet realized any revenues from its planned operations.  Peak is primarily engaged in the acquisition and exploration of mining properties.  Mineral property exploration costs are expensed as incurred.  Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, "Whether Mineral Rights Are Tangible or Intangible Assets".  Peak assesses the carrying costs for impairment under SFAS 144, "Accounting for Impairment or Disposal of Long Lived Assets" at each fiscal quarter end.  When Peak has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized.  Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.  If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Peak Resources Incorporated	Form 10-KSB - 2007	Page 19

Item 7.  Financial Statements

Peak Resources Incorporated

(An Exploration Stage Company)

August 31, 2007

Peak Resources Incorporated	Form 10-KSB - 2007	Page 20

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders

Peak Resources Incorporated

(An Exploration Stage Company)

We have audited the accompanying balance sheets of Peak Resources Incorporated (An Exploration Stage Company) as of August 31, 2007 and 2006, and the related statements of operations, cash flows and stockholders' equity for the year ended August 31, 2007, the period from September 30, 2005 (Date of Inception) to August 31, 2006 and accumulated for the period from September 30, 2005 (Date of Inception) to August 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peak Resources Incorporated (An Exploration Stage Company) as of August 31, 2007 and 2006, and the results of its operations and its cash flows for the year ended August 31, 2007, the period from September 30, 2005 (Date of Inception) to August 31, 2006 and accumulated for the period from September 30, 2005 (Date of Inception) to August 31, 2007 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has never generated revenue and has incurred operating losses since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

November 26, 2007

Peak Resources Incorporated

(An Exploration Stage Company)

Balance Sheets

(Expressed in US dollars)

	August 31, 2007 $	August 31, 2006 $

ASSETS

Current Assets

Cash	28,857	72,397

Total Assets	28,857	72,397

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable	4,012	5,649
Accrued liabilities	284	-
Due to related parties (Note 3(b))	965	410

Total Liabilities	5,261	6,059

Commitments and Contingencies (Note 1 and 4)

Stockholders' Equity

Common Stock, 75,000,000 shares authorized, $0.001 par value 5,853,334 shares issued and outstanding (2006 - 5,693,334 shares)	5,853	5,693

Additional Paid-in Capital	75,997	68,157

Donated Capital	17,250	8,250

Deficit Accumulated During the Exploration Stage	(75,504)	(15,762)

Total Stockholders' Equity	23,596	66,338

Total Liabilities and Stockholders' Equity	28,857	72,397

(The Accompanying Notes are an Integral Part of These Financial Statements)

Peak Resources Incorporated

(An Exploration Stage Company)

Statements of Operations

(Expressed in US dollars)

	Accumulated From September 30, 2005 (Date of Inception)	For the Year Ended	For the Period from September 30, 2005 (Date of Inception)
	to August 31,	August 31,	to August 31,
	2007	2007	2006
	$	$	$

Revenue	-	-	-

Expenses

General and administrative (Note 3)	25,411	15,708	9,703
Impairment of mineral property	4,739	4,329	410
Mineral property costs	9,789	7,436	2,353
Professional fees	35,565	32,269	3,296

Total Expenses	75,504	59,742	15,762

Net Loss	(75,504)	(59,742)	(15,762)

Net Loss Per Share - Basic and Diluted		(0.01)	-

Weighted Average Shares Outstanding		5,838,000	3,585,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

Peak Resources Incorporated

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in US dollars)

	For the Period From September 30, 2005 (Date of Inception) to August 31, 2007	For the Year Ended August 31, 2007	For the Period From September 30, 2005 (Date of Inception) to August 31, 2006
	$	$	$

Operating Activities

Net loss	(75,504)	(59,742)	(15,762)

Adjustments to reconcile net loss to net cash used in operating activities:

Donated services and rent	17,250	9,000	8,250
Impairment of mineral property	4,739	4,329	410

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	4,296	(1,353)	5,649
Due to related party	555	555	-

Net Cash Used in Operating Activities	(48,664)	(47,211)	(1,453)

Investing Activities

Mineral property acquisition costs	(4,329)	(4,329)	-

Net Cash Used in Investing Activities	(4,329)	(4,329)	-

Financing Activities

Proceeds from the issuance of common stock	81,850	8,000	73,850

Net Cash Provided by Financing Activities	81,850	8,000	73,850

(Decrease) Increase In Cash	28,857	(43,540)	72,397

Cash - Beginning of Period	-	72,397	-

Cash - End of Period	28,857	28,857	72,397

Supplemental Disclosures

Interest paid	-	-	-
Income tax paid	-	-	-

(The Accompanying Notes are an Integral Part of These Financial Statements)

Peak Resources Incorporated

(An Exploration Stage Company)

Statement of Stockholders' Equity

For the Period from September 30, 2005 (Date of Inception) to August 31, 2007

(Expressed in US dollars)

					Deficit
					Accumulated
			Additional		During the
			Paid-in	Donated	Exploration
	Shares	Amount	Capital	Capital	Stage	Total
	#	$	$	$	$	$

Balance - September 30, 2005 (Date of Inception)	-	-	-	-	-	-

October 10, 2005 - issuance of common shares for cash at $0.001 per share	3,000,000	3,000	-	-	-	3,000

April 29, 2006 - issuance of common shares for cash at $0.015 per share	1,823,334	1,823	25,527	-	-	27,350

August 31, 2006 - issuance of common shares for cash at $0.05 per share	870,000	870	42,630	-	-	43,500

Donated services and rent	-	-	-	8,250	-	8,250

Net loss	-	-	-	-	(15,762)	(15,762)

Balance - August 31, 2006	5,693,334	5,693	68,157	8,250	(15,762)	66,338

October 10, 2006 - issuance of common shares for cash at $0.05 per share	160,000	160	7,840	-	-	8,000

Donated services and rent	-	-	-	9,000	-	9,000

Net loss	-	-	-	-	(59,742)	(59,742)

Balance - August 31, 2007	5,853,334	5,853	75,997	17,250	(75,504)	23,596

(The Accompanying Notes are an Integral Part of These Financial Statements)

Peak Resources Incorporated

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

August 31, 2007

1.  Exploration Stage Company

Peak Resources Incorporated (the "Company") was incorporated in the State of Nevada on September 30, 2005. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard ("SFAS") No.7 "Accounting and Reporting for Development Stage Enterprises". The Company's principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at August 31, 2007, the Company has accumulated losses of $75,504 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On April 6, 2007, the Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission that was declared effective on April 26, 2007 to register 2,853,334 shares of common stock for sale by the existing shareholders of the Company at $0.05 per share until the shares are quoted on the OTC Bulletin Board ("OTCBB"), and thereafter at prevailing market prices.  The Company did not receive any proceeds from the resale of shares of common stock by the selling stockholders.

2.  Summary of Significant Accounting Policies

a)

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company's fiscal year-end is August 31.

b)

Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to donated services and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)

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

Peak Resources Incorporated	Form 10-KSB - 2007	Page 26

Peak Resources Incorporated

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

August 31, 2007

3.

 Summary of Significant Accounting Policies (continued)

a)

Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

b)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

c)

Mineral Property Costs

The Company has been in the exploration stage since its inception on September 30, 2005 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, "Whether Mineral Rights Are Tangible or Intangible Assets". The Company assesses the carrying costs for impairment under SFAS 144, "Accounting for Impairment or Disposal of Long Lived Assets" at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

d)

Long-Lived Assets

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

e)

Financial Instruments

The fair value of financial instruments, which include cash, accounts payable, accrued liabilities and due to related party, were estimated to approximate their carrying values due to the immediate or short-term maturities of these financial instruments. Foreign currency transactions are primarily undertaken in Canadian dollars. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

f)

Income Taxes

The Company has adopted SFAS No. 109 "Accounting for Income Taxes" as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Peak Resources Incorporated	Form 10-KSB - 2007	Page 27

Peak Resources Incorporated

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

August 31, 2007

2.    Summary of Significant Accounting Policies (continued)

g)

Foreign Currency Translation

The Company's functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 "Foreign Currency Translation", using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

h)

Recent Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115".  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

Peak Resources Incorporated	Form 10-KSB - 2007	Page 28

Peak Resources Incorporated

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

August 31, 2007

2.     Summary of Significant Accounting Policies (continued)

a)

Recently Issued Accounting Pronouncements (continued)

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

b)

Recently Adopted Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on the Company's reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations.

3.

Related Party Transactions

a)

During the year ended August 31, 2007, the Company recognized a total of $6,000 (2006 - $5,500) for management services at $500 per month provided by the President of the Company, and $3,000 (2006 - $2,750) for rent at $250 per month provided by the President of the Company.

b)

At August 31, 2007, the Company is indebted to a director of the Company for $965 (August 31, 2006 $410), representing expenditures paid on behalf of the Company. This amount is unsecured, non-interest bearing, due on demand and has no specific terms of repayment.

c)

On October 10, 2005, the Company issued 3,000,000 shares of common stock to the President of the Company for cash proceeds of $3,000.

Peak Resources Incorporated	Form 10-KSB - 2007	Page 29

Peak Resources Incorporated

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

August 31, 2007

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

b)

On September 18, 2006, the Company entered into an agreement to acquire a 90% interest in a mineral claim located in British Columbia, Canada in consideration for a cash payment of $4,329 (CDN $5,000 - paid) and incurring $141,435 (CDN$150,000) of exploration expenditures in various stages to September 30, 2008.  Pursuant to the agreement, the Company was required to incur CDN$5,000 of exploration expenditures by December 31, 2006, an additional CDN$25,000 by September 30, 2007, and an additional CDN$120,000 by September 30, 2008.  By an addendum dated December 30, 2006, the CDN $5,000 exploration expenditure commitment was extended to March 30, 2007, and by an addendum dated March 29, 2007, was further extended to April 30, 2007. The Company subsequently incurred less than the required CDN$5,000, but the vendor agreed to carry the shortfall over to the next commitment date of September 30, 2007.  By an addendum dated October 27, 2007, the CDN$30,000 exploration expenditure commitment was extended to September 30, 2008 for consideration of CDN$5,000.  See Note 7.

Upon earning a 90% interest, the Company may acquire an additional 5% interest (95% in total) by spending an additional $235,725 (CDN$ 250,000) on exploration by December 15, 2010. The claims are registered in the name of the President of the Company, who has executed a trust agreement whereby the President agreed to hold the claims in trust on behalf of the Company. During the year ended August 31, 2007, the Company recognized an impairment loss of $4,329, as it has not yet been determined whether there are proven or probable reserves on the property.

5.  Common Stock

a)

On August 31, 2006, the Company issued 870,000 shares of common stock at a price of $0.05 per share for cash proceeds of $43,500.

b)

On April 29, 2006, the Company issued 1,823,334 shares of common stock at a price of $0.015 per share for cash proceeds of $27,350.

c)

On October 10, 2005, the Company issued 3,000,000 shares of common stock at a price of $0.001 per share to the President of the Company for cash proceeds of $3,000.

d)

On October 5, 2006, the Company issued 160,000 shares of common stock at a price of $0.05 per share for cash proceeds of $8,000.

6.   Income Taxes

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income tax expense differs from the amount that would result from applying the U.S federal and state income tax rates to earnings before income taxes. The Company has a net operating loss carryforward of approximately $58,300 available to offset taxable income in future years which expires in fiscal 2026. Pursuant to SFAS 109, the potential benefit of the net operating loss carryforward has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.

Peak Resources Incorporated	Form 10-KSB - 2007	Page 30

Peak Resources Incorporated

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

August 31, 2007

6.   Income Taxes (continued)

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company's income tax expense as reported is as follows:

	August 31, 2007 $	August 31, 2006 $

Income tax recovery at statutory rate	(20,910)	(5,517)

Permanent differences	3,150	2,887

Valuation allowance change	17,760	2,630

Provision for income taxes	-	-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The significant components of deferred income tax assets and liabilities are as follows:

	August 31, 2007 $	August 31, 2006 $

Net operating loss carryforward	20,390	2,630

Valuation allowance	(20,390)	(2,630)

Net deferred income tax asset	-	-

The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change and which cause a change in management's judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

7.   Subsequent Event

By an addendum dated October 19, 2007, the CDN$30,000 exploration expenditure commitment referred to in Note 4(b), was extended to September 30, 2008 for a cash payment of CDN$5,000.

Peak Resources Incorporated	Form 10-KSB - 2007	Page 31

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no changes in and disagreements with Peak's accountants on accounting and financial disclosure.  Peak's Independent Registered Public Accounting Firm from inception to the current date is Manning Elliott LLP, Chartered Accountants, 1100 - 1050 West Pender Street, Vancouver, British Columbia, V6E 3S7, Canada.

Item 8A.     Controls and Procedures.

Disclosure Controls and Procedures

Larry Olson, Peak's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Peak's disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this annual report (the "Evaluation Date").  Based on such evaluation, Mr. Olson has concluded that, as of the Evaluation Date, Peak's disclosure controls and procedures are effective in alerting Peak on a timely basis to material information required to be included in its reports filed or submitted under the Exchange Act.

Changes in Internal Controls

During the last fiscal quarter covered by this report, there were no changes in Peak's internal controls or, to Peak's knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, these controls and procedures subsequent to the date Peak carried out this evaluation.

Item 8B.  Other Information

During the fourth quarter of the fiscal year covered by this Form 10-KSB, Peak reported all information that was required to be disclosed in a report on Form 8-K.

PART III

Item 9.  Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

(a)

Identify Directors and Executive Officers

Each director of Peak holds office until (i) the next annual meeting of the stockholders, (ii) his successor has been elected and qualified, or (iii) the director resigns.

The sole Director and Officer of Peak is as follows:

Name	Age	Positions Held and Tenure
Larry Olson	51	President, Chief Executive Officer, Chief Financial Officer and Director since September 30, 2005

The sole Director named above will serve until the next annual meeting of the stockholders.  Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting.  Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated.

Larry Olson   Mr. Olson (51 years old) has been the sole director and officer of Peak since September 2005.  From 1987 to the present, Mr. Olson has been running a consulting firm called Larry Olson & Associates, which provides business consulting services to public and private companies. From January 2007 to the present, Mr. Olson has been a director and Chief Financial Officer of Reef Resources Ltd., an oil and gas exploration and development public company in Canada. From September 2006 to the present he has been President, Chief Executive Officer and a director of Kaval Energy Services Inc., an oil field services company.  From August 2005 to the present, Mr. Olson has been the President of Viacorp Technologies Inc., a company involved in acquiring a Quebec, Canada based biotech company. From August, 2002 to the present, Mr. Olson has been managing Med Access Investments (VCC) Inc., a venture capital company he founded, which invested in Med Access Inc., a

Peak Resources Incorporated	Form 10-KSB - 2007	Page 32

medical software company and Rise Healthcare Inc., a Calgary based public company.  He is a director of both companies.  Mr. Olson has a Bachelor of Business Administration (Simon Fraser University, British Columbia, 1985) and has completed graduate course work.

Larry Olson, Peak's sole director and officer, has had an interest in British Columbia mineral exploration for over 15 years having invested in B.C. and other Western Canada publicly listed mineral exploration companies over that period.  Mr. Olson decided to start a mineral exploration company in August 2005 after years of experience in investing in publicly listed mineral exploration companies and observing that the commodity prices for gold, zinc, copper and other minerals appeared to be at a sustained attractive level.

Although Mr. Olson does not work with any other mineral exploration companies other than Peak, he may in the future.  Peak does not have any written procedures in place to address conflicts of interest that may arise between its business and the future business activities of Mr. Olson.  Mr. Olson dedicates approximately 20% of his time to act as Peak's President.  The rest of Mr. Olson's time is principally spent running Reef Resources, Kaval Energy Services and Viacorp Technologies.  None of these other companies are in the business of mineral exploration.

(b)

Identify Significant Employees

Peak has no significant employees or consultants, other than Larry Olson, its President.  For Peak's accounting requirements Peak uses the consulting services of Lancaster & David, Chartered Accountants of Vancouver, Canada to assist in the preparation of its interim and annual financial statements in accordance with accounting principles generally accepted in the United States.

(c)

Family Relationships

There are no family relationships among the directors, executive officers or persons nominated or chosen by Peak to become directors or executive officers.

(d)

Involvement in Certain Legal Proceedings

(1)

No bankruptcy petition has been filed by or against any business of which any director was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

(2)

No director has been convicted in a criminal proceeding and is not subject to a pending criminal proceeding (excluding traffic violations and other minor offences).

(3)

No director has been subject to any order, judgement, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

(4)

No director has been found by a court of competent jurisdiction (in a civil action), the Securities Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, that has not been reversed, suspended, or vacated.

(e)

Compliance with Section 16(a) of the Exchange Act.

All reports were filed with the SEC on a timely basis and Peak is not aware of any failures to file a required report during the period covered by this annual report.

(f)

Nomination Procedure for Directors

Peak does not have a standing nominating committee; recommendations for candidates to stand for election as directors are made by the board of directors.  Peak has not adopted a policy that permits shareholders to recommend candidates for election as directors or a process for shareholders to send communications to the board of directors.

Peak Resources Incorporated	Form 10-KSB - 2007	Page 33

(g)

Audit Committee Financial Expert

Peak has no financial expert.  Management believes the cost related to retaining a financial expert at this time is prohibitive.  Peak's Board of Directors has determined that it does not presently need an audit committee financial expert on the Board of Directors to carry out the duties of the Audit Committee.  Peak's Board of Directors has determined that the cost of hiring a financial expert to act as a director of Peak and to be a member of the Audit Committee or otherwise perform Audit Committee functions outweighs the benefits of having a financial expert on the Audit Committee.

(h)

Identification of Audit Committee

Peak does not have a separately-designated standing audit committee.  Rather, Peak's entire board of directors performs the required functions of an audit committee.  Currently, Larry Olson is the only member of Peak's audit committee, but does not meet Peak's independent requirements for an audit committee member.  See Item 12. (c) Director independence below for more information on independence.

Peak's audit committee is responsible for: (1) selection and oversight of Peak's independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by Peak's employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditor and any outside advisors engaged by the audit committee.

As of August 31, 2007, Peak did not have a written audit committee charter or similar document.

(i)

Code of Ethics

Peak has adopted a financial code of ethics that applies to all its executive officers and employees, including its CEO and CFO.  See Exhibit 14 - Code of Ethics for more information.  Peak undertakes to provide any person with a copy of its financial code of ethics free of charge.  Please contact Larry Olson at 250-490-3378to request a copy of Peak's financial code of ethics.  Management believes Peak's financial code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Item 10.  Executive Compensation.

Peak has paid $nil in compensation to its named executive officers during its fiscal year ended August 31, 2007.

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non- Equity ncentive Plan ($) (g)	Non- qualified Deferred Compen- sation Earnings ($) (h)	All other compen- sation ($) (i)	Total ($) (j)
Larry Olson CEO Sept 2005 - present CFO Sept 2005-present	2006 2007	nil nil	nil nil	nil nil	nil nil	nil nil	nil nil	nil nil	nil nil

Since Peak's inception, no stock options, stock appreciation rights, or long-term incentive plans have been granted, exercised or repriced.

Peak Resources Incorporated	Form 10-KSB - 2007	Page 34

Currently, there are no arrangements between Peak and any of its directors whereby such directors are compensated for any services provided as directors.

There are no employment agreements between Peak and any named executive officer, and there are no employment agreements or other compensating plans or arrangements with regard to any named executive officer which provide for specific compensation in the event of resignation, retirement, other termination of employment or from a change of control of Peak or from a change in a named executive officer's responsibilities following a change in control.

Item 11.  Security Ownership of Certain Beneficial Holders and Management and Related Stockholder Matters.

(a)

Security Ownership of Certain Beneficial Owners (more than 5%)

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner [1]	(4) Percent of Class [2]
Common Stock	Larry Olson 2103 Tyrone Place Penticton, British Columbia Canada, V2A 8Z2	3,000,000	51.3%

[1]  The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Form 10-KSB from options, warrants, rights, conversion privileges or similar obligations excepted as otherwise noted.

[2] Based on 5,853,334 shares of common stock issued and outstanding as of November 29, 2007.

(b)

Security Ownership of Management

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class [1]
Common Stock	Larry Olson 2103 Tyrone Place Penticton, British Columbia Canada, V2A 8Z2	3,000,000	51.3%
Common Stock	Directors and Executive Officers (as a group)	3,000,000	51.3%

 [1]  Based on 5,853,334 shares of common stock issued and outstanding as of April 30, 2007.

(c)

Changes in Control

Peak is not aware of any arrangement that may result in a change in control of Peak.

Item 12.  Certain Relationships and Related Transactions, and Director Independence.

(a)

Transactions with Related Persons

Since the beginning of Peak's last fiscal year, no director, executive officer, security holder, or any immediate family of such director, executive officer, or security holder has had any direct or indirect material interest in any transaction or currently proposed transaction, which Peak was or is to be a participant, that exceeded the lesser of (1) $120,000 or (2) one percent of the average of Peak's total assets at year-end for the last three completed fiscal years, except for the following:

1.

Declaration of Trust

On September 18, 2006 Peak signed an option agreement with Bearclaw Capital Corporation to acquire 90% interest in the Kalamalka Property.  The Claims are registered in the name of Larry Olson, the sole director and officer of Peak.  On September 19, 2006, Mr. Olson executed a trust agreement whereby he has agreed to hold the Claims in trust for Peak.  See Exhibit 10.4 - Kalamalka property trust agreement for more details.

Peak Resources Incorporated	Form 10-KSB - 2007	Page 35

2.

Management Services and Rent

During the period ended August 31, 2007, Larry Olson, the sole director and officer of Peak, donates services and rent to Peak that are recognized on the financial statements.  From inception on September 30, 2005 to August 31, 2007, Peak recognized a total of $11,500 for management services at $500 per month provided by and $5,750 for rent at $250 per month provided by Mr. Olson.

3.

Debt Owed To Director

At August 31, 2007, Peak is indebted to Larry Olson, the sole director and officer of Peak, for $965 (August 31, 2006 $410), representing expenditures paid on behalf of Peak.  This amount is unsecured, non-interest bearing, due on demand and has no specific terms of repayment.

(b)

Promoters and control persons

During the past two fiscal years, Larry Olson has been a promoter of Peak's business, but Mr. Olson has not received anything of value from Peak nor is any person entitled to receive anything of value from Peak for services provided as a promoter of the business of Peak.

(c)

Director independence

Peak's board of directors currently consists of Larry Olson.  Pursuant to Item 407(a)(1)(ii) of Regulation S-B of the Securities Act, Peak's board of directors has adopted the definition of "independent director" as set forth in Rule 4200(a)(15) of the NASDAQ Manual.  In summary, an "independent director" means a person other than an executive officer or employee of Peak or any other individual having a relationship which, in the opinion of Peak's board of directors, would interfere with the exercise of independent judgement in carrying out the responsibilities of a director, and includes any director who accepted any compensation from Peak in excess of $200,000 during any period of 12 consecutive months with the three past fiscal years.  Also, the ownership of Peak's stock will not preclude a director from being independent.

In applying this definition, Peak's board of directors has determined that Mr. Olson does not qualify as an "independent director" pursuant to the same Rule.

As of the date of the report, Peak did not maintain a separately designated compensation or nominating committee.

Peak has also adopted this definition for the independence of the members of its audit committee.  Larry Olson serves on Peak's audit committee.  Peak's board of directors has determined that Mr. Olson is not "independent" for purposes of Rule 4200(a)(15) of the NASDAQ Manual, applicable to audit, compensation and nominating committee members, and is not "independent" for purposes of Section 10A(m)(3) of the Securities Exchange Act.

Peak Resources Incorporated	Form 10-KSB - 2007	Page 36

Item 13.  Exhibits.

(a)

Index to and Description of Exhibits.

Exhibit	Description	Status
3.1	Articles of Incorporation filed as an exhibit to Peak's registration statement on Form SB-2 filed on April 6, 2007, and incorporated herein by reference.	Filed
3.2	By-Laws filed as an exhibit to Peak's registration statement on Form SB-2 filed on April 6, 2007, and incorporated herein by reference.	Filed
10.1

Kalamalka property agreement dated September 18, 2006 between Peak Resources Incorporated and Bearclaw Capital Corp., filed as an exhibit to Peak's registration statement on Form SB-2 filed on April 6, 2007, and incorporated herein by reference.

Filed
10.2

Kalamalka property option agreement addendum #1 dated December 30, 2006 between Bearclaw Capital Corp. and Peak Resources Incorporated, filed as an exhibit to Peak's registration statement on Form SB-2 filed on April 6, 2007, and incorporated herein by reference.

Filed
10.4	Kalamalka property trust agreement dated September 19, 2006, filed as an exhibit to Peak's registration statement on Form SB-2 filed on April 6, 2007, and incorporated herein by reference.	Filed
10.5

Kalamalka property option agreement addendum #2 dated March 29, 2007 between Bearclaw Capital Corp. and Peak Resources Incorporated, filed as an exhibit to Peak's registration statement on Form SB-2 filed on April 6, 2007, and incorporated herein by reference.

Filed
10.6

Kalamalka property agreement addendum #3 dated October 27, 2007 between Bearclaw Capital Corp. and Peak Resources Incorporated, filed as an exhibit to Peak's Form 8-K (Current Report) filed on October 30, 2007, and incorporated herein by reference.

Filed
14	Financial Code of Ethics filed as an exhibit to Peak's Form SB-2 filed on April 6, 2007, and incorporated herein by reference.	Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

Item 14.   Principal Accounting Fees and Services

(1)   Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for Peak's audit of consolidated annual financial statements and for review of financial statements included in Peak's Form 10-QSB's or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2007 - $13,197 - Manning Elliott LLP - Chartered Accountants

2006 - $0 - Manning Elliott LLP - Chartered Accountants

Peak Resources Incorporated	Form 10-KSB - 2007	Page 37

(2)   Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Peak's consolidated financial statements and are not reported in the preceding paragraph:

2007 - $0 - Manning Elliott LLP - Chartered Accountants

2006 - $0 - Manning Elliott LLP - Chartered Accountants

(3)   Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2007 - $0 - Manning Elliott LLP - Chartered Accountants

2006 - $0 - Manning Elliott LLP - Chartered Accountants

(4)   All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2007 - $0 - Manning Elliott LLP - Chartered Accountants

2006 - $0 - Manning Elliott LLP - Chartered Accountants

(6)   The percentage of hours expended on the principal accountant's engagement to audit Peak's consolidated financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was nil %.

Peak Resources Incorporated	Form 10-KSB - 2007	Page 38

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, Peak Resources Incorporated has caused this report to be signed on its behalf by the undersigned duly authorized person.

PEAK RESOURCES INCORPORATED

BY: /S/ LARRY OLSON

NAME:  LARRY OLSON

TITLE:  PRESIDENT AND PRINCIPAL FINANCIAL OFFICER

DATED:   NOVEMBER 29, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Peak Inc. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date
/s/ Larry Olson	President, Principal Financial Officer, Principal Accounting Officer Member of the Board of Directors	November 29, 2007

Peak Resources Incorporated	Form 10-KSB - 2007	Page 39