Form 10QSB
period 2007-11-30
Peak Resources INC
filed 2008-01-14
CIK 1393548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X)   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the three month period ended November 30, 2007

(   )   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT

For the transition period from November 30, 2006 to November 30, 2007

Commission File Number 000-52944

PEAK RESOURCES INC.

(Name of small business issuer in its charter)

NEVADA (State of incorporation or organization)	00-0000000 (IRS Identification No.)

2103 Tyrone Place
Penticton, British Columbia
Canada, V2A 8Z2
(Address of principal executive offices)

(250) 490 3378
(Issuer's telephone number)

N/A
(Issuer's former address)

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

5,853,334 shares of issuer's common stock, $0.001 par value, were outstanding at November 30, 2007.  Issuer has no other class of common equity.

Transitional Small Business Disclosure Format (Check One)  Yes [   ]  No [X]

Peak Resources Incorporated

(An Exploration Stage Company)

November 30, 2007

Peak Resources Incorporated

(An Exploration Stage Company)

Balance Sheets

(Expressed in US dollars)

	November 30, 2007 $	August 31, 2007 $
	(unaudited)

ASSETS

Current Assets

Cash	18,817	28,857

Total Assets	18,817	28,857

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable	1,171	4,012

Accrued liabilities	12,497	284

Due to related parties (Note 3(b))	1,922	965

Total Liabilities	15,590	5,261

Commitments and Contingencies (Note 1 and 4)

Stockholders' Equity

Common Stock, 75,000,000 shares authorized, $0.001 par value 5,853,334 shares issued and outstanding (August 31, 2007 - 5,853,334 shares)	5,853	5,853

Additional Paid-in Capital	75,997	75,997

Donated Capital	19,500	17,250

Deficit Accumulated During the Exploration Stage	(98,123)	(75,504)

Total Stockholders' Equity	3,227	23,596

Total Liabilities and Stockholders' Equity	18,817	28,857

(The Accompanying Notes are an Integral Part of These Financial Statements)

Peak Resources Incorporated

(An Exploration Stage Company)

Statements of Operations

(Expressed in US dollars)

(unaudited)

	Accumulated From September 30, 2005 (Date of Inception)	For the Three Months Ended	For the Three Months Ended
	to November 30,	November 30,	November 30,
	2007	2007	2006
	$	$	$

Revenue	-	-	-

Expenses

General and administrative (Note 3)	28,331	2,920	2,212
Impairment of mineral property (Note 4)	9,957	5,218	4,329
Mineral property costs	10,639	850	5,371
Professional fees	49,196	13,631	3,240

Total Expenses	98,123	22,619	15,152

Net Loss	(98,123)	(22,619)	(15,152)

Net Loss Per Share - Basic and Diluted		-	-

Weighted Average Shares Outstanding		5,838,000	5,791,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

Peak Resources Incorporated

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

	Accumulated From September 30, 2005 (Date of Inception) To November 30, 2007	For the Three months Ended November 30, 2007	For the Three months Ended November 30, 2006
	$	$	$

Operating Activities

Net loss	(98,123)	(22,619)	(15,152)

Adjustments to reconcile net loss to net cash used in operating activities:

Donated services and rent	19,500	2,250	2,250
Impairment of mineral property	9,957	5,218	4,329

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	13,668	9,372	(51)
Due to related party	1,512	957	1,319

Net Cash Used in Operating Activities	(53,486)	(4,822)	(7,203)

Investing Activities

Mineral property acquisition costs	(9,547)	(5,218)	(4,329)

Net Cash Used in Investing Activities	(9,547)	(5,218)	(4,329)

Financing Activities

Proceeds from the issuance of common stock	81,850	-	8,000

Net Cash Provided by Financing Activities	81,850	-	8,000

Increase (Decrease) In Cash	18,817	(10,040)	(3,532)

Cash - Beginning of Period	-	28,857	72,397

Cash - End of Period	18,817	18,817	68,865

Supplemental Disclosures

Interest paid	-	-	-
Income tax paid	-	-	-

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at November 30, 2007, the Company has accumulated losses of $98,123 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

2.

Summary of Significant Accounting Policies (continued)

d)

Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

e)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

f)

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

g)

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

h)

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

i)

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

2.

Summary of Significant Accounting Policies (continued)

j)

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

k)

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

3.

Related Party Transactions

a)

During the three-month period ended November 30, 2007, the Company recognized a total of $1,500 (November 30, 2006 - $1,500) for management services at $500 per month provided by the President of the Company, and $750 (November 30, 2006 - $750) for rent at $250 per month provided by the President of the Company.

b)

At November 30, 2007, the Company is indebted to a director of the Company for $1,922 (August 31, 2007 -$965), representing expenditures paid on behalf of the Company. This amount is unsecured, non-interest bearing, due on demand and has no specific terms of repayment.

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

4.

Mineral Property (continued)

b)

On September 18, 2006, the Company entered into an agreement to acquire a 90% interest in a mineral claim located in British Columbia, Canada in consideration for a cash payment of $4,329 (CDN$5,000 - paid) and incurring $151,560 (CDN$150,000) of exploration expenditures in various stages to September 30, 2008. Pursuant to the agreement, the Company was required to incur CDN$5,000 of exploration expenditures by December 31, 2006, an additional CDN$25,000 by September 30, 2007, and an additional CDN$120,000 by September 30, 2008. By an addendum dated December 30, 2006, the CDN$5,000 exploration expenditure commitment was extended to March 30, 2007, and by an addendum dated March 29, 2007, was further extended to April 30, 2007. The Company subsequently incurred less than the required CDN$5,000, but the vendor agreed to carry the shortfall over to the next commitment date of September 30, 2007. By an addendum dated October 27, 2007, the CDN$30,000 exploration expenditure commitment was extended to September 30, 2008 for consideration of $5,218 (CDN$5,000 - paid).

Upon earning a 90% interest, the Company may acquire an additional 5% interest (95% in total) by spending an additional $252,600 (CDN$ 250,000) on exploration by December 15, 2010. The claims are registered in the name of the President of the Company, who has executed a trust agreement whereby the President agreed to hold the claims in trust on behalf of the Company. During the three-month period ended November 30, 2007, the Company recognized an impairment loss of $5,218, as it has not yet been determined whether there are proven or probable reserves on the property.

Item 2.  Management's Discussion and Analysis.

Plan of Operation

Exploration Plan

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

As at November 30, 2007 we had a cash balance of $18,817. We have completed our Phase One program and will not have enough cash on hand to complete our Phase Two exploration programs as recommended by our geologist due to a declining exchange rate as well as legal, transfer agent, and accounting expenses we have recently incurred. We are required to incur a total of $30,000 ($CDN) in exploration expenses by September 30, 2008 to maintain the option on the Kalamalka property.  We will either have to adjust the Phase II program to a lower financial level that we do have the funds to complete, negotiate an extension on the option agreement beyond the September 30, 2008 deadline or raise additional funds to complete our recommended Phase II program.  At this juncture we do not have a definitive plan to raise these additional funds or commitments from investors to inject capital into the company.  If and when we do raise the necessary funds to complete the recommended Phase II program and the results are positive we will need to raise further funds starting in October 2008  so that Phase Three exploration could commence in June 2009.

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

Phase Two Exploration Items	Cost Estimate
Field personnel
- geologist(s): 5 days @ $650 per day.	$ 3,250
- field technician(s): 5 days @ $400/day.	$ 2,000
Crew (incl drill crew) costs, accommodation, meals: 20 person days @ $100 per day.	$ 2,000
Truck rental: 5 @ $ 100/day.	$ 500
Transport of drill, fuel	$ 3,000
Field supplies	$ 1,000
Equipment rental, core splitter, etc: 5 days @ $100/day	$ 500
Contract drilling costs: 150 metres @ $125/metre	$ 18,750
Assay costs: 100 core samples @ $45/day	$ 4,500
Fuel, truck	$ 200
Communications, freight	$ 2,000
Report, drafting, reproduction	$ 5,000
Subtotal	$42,700
Contingency at 10%	$ 4,270
Assessment filing fees	$ 400

Phase Two Total	$47,370

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

Peak's planned exploration expenditures and operation expenses for the next 12 months (beginning January 1, 2008) are summarized as follows:

Description - 12 months	Estimated Expenses ($)
General and administrative expenses	16,000
Professional fees (including legal, accounting and auditing fees)	25,000
Consulting or employee fees	12,000
Exploration project - Phase two	47,370
Total	100,370

Accounting and Audit Plan

Peak intends to continue to have its outside consultant assist it in the preparation of its quarterly and annual financial statements and have these financial statements reviewed or audited by Peak's independent auditor.  Peak's outside consultant is expected to charge Peak approximately $800 to prepare its quarterly financial statements and approximately $800 to prepare its annual financial statements.  Peak's independent auditor is expected to charge Peak approximately $1,200 to review its quarterly financial statements and approximately $8,000 to audit its annual financial statements.  In the next 12 months, management anticipates spending approximately $15,000 to pay for Peak's accounting and audit requirements.

Legal Expense Plan

We expect to incur filing costs of approximately $1,000 - $1,500 per quarter to support our quarterly and annual filings.  In the next twelve months, we anticipate spending approximately $6,000 for legal costs to pay for three quarterly filings and one annual filing.

Risk Factors

An investment in our common stock involved a number of very significant risks.  Prospective investors should refer to all our risk factors disclosed in our SB-2 registration statement filed on April 26, 2007 and our 10KSB filed on December 6, 2007.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Forward Looking Statements

The information in this quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports we file with the Securities and Exchange Commission (the "SEC"). These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

Item 3.  Controls and Procedures.

(a)

Evaluation of Disclosure of Controls and Procedures.

Our Principal Executive Officer and Principal Financial Officer have, within 90 days of the filing date of this report, evaluated the Company's internal controls and procedures designed to ensure that information required to be disclosed in reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within specified time periods. After such review, our Principal Executive Officer and Principal Financial Officer have concluded that said information was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

(b)

Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the evaluation referred to in paragraph (a) above.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company currently is not a party to any legal proceedings and, to the Company's knowledge, no such proceedings are threatened or contemplated.

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

Date: January 13, 2007

By:  /s/ Larry J. Olson

Larry J. Olson
Principal Executive Officer
Principal Financial Officer and Director