Form 10QSB
period 2008-02-29
Peak Resources INC
filed 2008-04-11
CIK 1393548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three month period ended February 29, 2007

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from November 30, 2006 to February 29, 2008.

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

58,676,200 shares of issuer’s common stock, $0.001 par value, were outstanding at April 10, 2008.  Issuer has no other class of common equity.

Transitional Small Business Disclosure Format (Check One)  Yes [   ]   No [X]

Peak Resources Incorporated

(An Exploration Stage Company)

February 29, 2008

Peak Resources Incorporated

(An Exploration Stage Company)

Balance Sheets

(Expressed in US dollars)

	February 29, 2008 $	August 31, 2007 $
	(unaudited)
ASSETS

Current Assets

Cash	23,394	28,857
Due from related parties (Note 3(b))	286	–

Total Assets	23,680	28,857

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	3,157	4,012
Accrued liabilities	–	284
Due to related parties	–	965

Total Liabilities	3,157	5,261

Commitments and Contingencies (Note 1 and 4)

Stockholders’ Equity

Common Stock, 75,000,000 shares authorized, $0.001 par value 58,676,200 shares issued and outstanding (August 31, 2007 – 58,533,340)	58,676	58,533

Additional Paid-in Capital	48,174	23,317
Donated Capital	21,750	17,250
Deficit Accumulated During the Exploration Stage	(108,077)	(75,504)

Total Stockholders’ Equity	20,523	23,596

Total Liabilities and Stockholders’ Equity	23,680	28,857

(The Accompanying Notes are an Integral Part of These Financial Statements)

Peak Resources Incorporated

(An Exploration Stage Company)

Statements of Operations

(Expressed in US dollars)

(unaudited)

	Accumulated From September 30, 2005 (Date of Inception)	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	to February 29,	February 29,	February 28,	February 29,	February 28,
	2008	2008	2007	2008	2007
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

General and administrative (Note 3)	34,086	5,754	2,250	8,675	4,462
Impairment of mineral property (Note 4)	9,957	–	–	5,218	4,329
Mineral property costs	10,639	–	38	850	5,409
Professional fees	53,395	4,111	7,788	17,830	11,028

Total Expenses	108,077	9,865	10,076	32,573	25,228

Net Loss	(108,077)	(9,865)	(10,076)	(32,573)	(25,228)

Net Loss Per Share – Basic and Diluted		–	–	–	–

Weighted Average Shares Outstanding		58,579,000	58,533,000	58,566,000	58,224,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

Peak Resources Incorporated

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

	Accumulated From September 30, 2005 (Date of Inception) To February 29, 2008	For the Six months Ended February 29, 2008	For the Six months Ended February 28, 2007
	$	$	$
Operating Activities

Net loss	(108,077)	(32,573)	(25,228)

Adjustments to reconcile net loss to net cash used in operating activities:

Donated services and rent	21,750	4,500	4,500
Impairment of mineral property	4,739	–	4,329

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	3,157	(1,139)	(775)
Due to related party	(696)	(1,251)	(19)
Net Cash Used in Operating Activities	(79,127)	(30,463)	(17,193)

Investing Activities

Mineral property acquisition costs	(4,329)	–	(4,329)
Net Cash Used in Investing Activities	(4,329)	–	(4,329)

Financing Activities

Proceeds from the issuance of common stock	106,850	25,000	8,000
Net Cash Provided by Financing Activities	106,850	25,000	8,000

Increase (Decrease) In Cash	23,394	(5,463)	(13,522)

Cash - Beginning of Period	–	28,857	72,397
Cash - End of Period	23,394	23,394	58,875

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

(The Accompanying Notes are an Integral Part of These Financial Statements)

Peak Resources Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

February 29, 2008

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at February 29, 2008, the Company has accumulated losses of $108,077 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On April 6, 2007, the Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission that was declared effective on April 26, 2007 to register 2,853,334 shares of common stock for sale by the existing shareholders of the Company at $0.05 per share.  The Company did not receive any proceeds from the resale of shares of common stock by the selling stockholders. The Company’s common shares trade on the Over the Counter Bulletin Board (OTCBB) under the symbol, ‘PKRC.OB’.

1.

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

Peak Resources Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

February 29, 2008

(Expressed in U.S. Dollars)

2.

Summary of Significant Accounting Policies (continued)

c)

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

d)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 29, 2008 and 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Peak Resources Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

February 29, 2008

(Expressed in U.S. Dollars)

2.

Summary of Significant Accounting Policies (continued)

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

February 29, 2008

(Expressed in U.S. Dollars)

2.

Summary of Significant Accounting Policies (continued)

l)

Recent Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, “Business Combinations”.  This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”.  This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's Company's financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

Peak Resources Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

February 29, 2008

(Expressed in U.S. Dollars)

2.

Summary of Significant Accounting Policies (continued)

Recently Adopted Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the consolidated financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.  This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year consolidated financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on the Company’s consolidated financial statements.

2.

Related Party Transactions

a)

During the six-month period ended February 29, 2008, the Company recognized a total of $3,000 (February 28, 2007 - $3,000) for management services at $500 per month provided by the President of the Company, and $1,500 (February 28, 2007 - $1,500) for rent at $250 per month provided by the President of the Company.

b)

At February 29, 2008, the Company is owed $286 (August 31, 2007 -$Nil) by a director of the Company.  At August 31, 2007, the Company was indebted to a director of the Company $965. These amounts are unsecured, non-interest bearing, due on demand and has no specific terms of repayment.

Peak Resources Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

February 29, 2008

(Expressed in U.S. Dollars)

1.

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

Upon earning a 90% interest, the Company may acquire an additional 5% interest (95% in total) by spending an additional $252,600 (CDN$ 250,000) on exploration by December 15, 2010. The claims are registered in the name of the President of the Company, who has executed a trust agreement whereby the President agreed to hold the claims in trust on behalf of the Company. During the three month period ended November 30, 2007, the Company recognized an impairment loss of $5,218 as it has not yet been determined whether there are proven or probable reserves on the property.

1.

Common Stock

a)

On January 31, 2008, the Company issued 142,860 split adjusted shares of common stock at a price of $0.175 per share for cash proceeds of $25,000.

b)

On March 3, 2008, the Company effected a nine (9) for one (1) stock dividend of the issued and outstanding stock.  As a result, the issued and outstanding share capital increased from 5,867,620 shares of common stock to 58,676,200 shares of common stock. All share amounts have been retroactively adjusted for all periods.

Item 2.  Management's Discussion and Analysis.

Plan of Operation

Exploration Plan

Peak’s consulting geologist Agnes Koffyberg has written a report dated November 2, 2006, providing Peak with recommendations of how it should explore the Claims.  The potential economic significance of the Claims is that according to Peak’s consulting geologist’s report, the Claims have the potential to host a mesothermal gold deposit.  A shear zone within foliated diorite, near the contact with the Harper Ranch metasediments, contains quartz veins and lenses containing native gold, pyrrhotite, pyrite, chalcopyrite with minor galena (a gray mineral which is the principal ore of lead) and sphalerite.  It is the consulting geologist’s conclusion that the Claims are a property of merit and it is recommended that further exploration work be carried out on the Claims.

Peak’s objective is to conduct exploration activities on the Claims to assess whether the Claims possess any commercially viable gold deposits.  Until Peak can validate otherwise, the Claims are without known reserves and Peak is planning a three phase program to explore the Claims.  Access to the Claims is limited to the period of June 1 to October 31 of each year due to snow in the area.  This means that Peak’s exploration activities are limited to a period of about four and a half months per year.  Peak will explore the Claims between June 1, 2008 and October 31, 2008.   Peak’s goal is to complete the first phase of exploration within this period.  The following table summarizes the three phases of Peak’s anticipated exploration program.

Phase Number	Planned Exploration Activities	Time table
Phase One	Further review of all data with the aim of determining further drill targets.	Completed November 2006
Phase Two	Initial drill program to test the extension of the shear zone and vein depth. A drill hole of approx. 150 metres length should intercept the target.	June - September 2008
Phase Three	Depending on results of Phase One and Phase Two drill holes in selected areas.	September 2008 – October 2009

If Peak’s exploration activities indicate that there are no commercially viable gold deposits on the Claims Peak will let the option agreement lapse and stake a new claim to explore in British Columbia.  Peak will continue to stake claims or enter in to option agreements in British Columbia as long as it can afford to do so.

As at February 29, 2008 we had a cash balance of $23,394. We have completed our Phase One program and will not have enough cash on hand to complete our Phase Two exploration programs as recommended by our geologist due to a declining exchange rate as well as legal, transfer agent, and accounting expenses we have recently incurred. We are required to incur a total of $30,000 ($CDN) in exploration expenses by September 30, 2008 to maintain the option on the Kalamalka property.  We will either have to adjust the Phase Two program to a lower financial level that we do have the funds to complete, negotiate an extension on the option agreement beyond the September 30, 2008 deadline or raise additional funds to complete our recommended Phase Two program.  At this juncture we do not have a definitive plan to raise these additional funds or commitments from investors to inject capital into the company.  If and when we do raise the necessary funds to complete the recommended Phase Two program and the results are positive we will need to raise further funds starting in October 2008 so that Phase Three exploration could commence in June 2009.

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

Payment in Lieu of Work

Since management intends to conduct and file exploration expenses in excess of $40,000 by the next anniversary of the Claims’ extension as of November 17, 2008, Peak will not have to file PIW fees with the Province of British Columbia for at least 10 years.  If Peak did not conduct the work, Peak would have to file $690 in lieu of filing exploration expenses in order to keep the Claims in good standing.

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

#

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

Raw Materials

The raw materials for Peak’s exploration program will be items including camp equipment, sample bags, first aid supplies, groceries and propane.  All of these types of materials are readily available in either the city of Vernon or the city of Kelowna (20 miles from Vernon), in British Columbia, Canada from a variety of suppliers.

Peak’s planned exploration expenditures and operation expenses for the next 12 months (beginning January 1, 2008) are summarized as follows:

Description – 12 months	Estimated Expenses ($)
General and administrative expenses	16,000
Professional fees (including legal, accounting and auditing fees)	25,000
Consulting or employee fees	12,000
Exploration project – Phase two	47,370
Total	100,370

Accounting and Audit Plan

Peak intends to continue to have its outside consultant assist it in the preparation of its quarterly and annual financial statements and have these financial statements reviewed or audited by Peak’s independent auditor.  Peak’s outside consultant is expected to charge Peak approximately $800 to prepare its quarterly financial statements and approximately $800 to prepare its annual financial statements.  Peak’s independent auditor is expected to charge Peak approximately $1,200 to review its quarterly financial statements and approximately $8,000 to audit its annual financial statements.  In the next 12 months, management anticipates spending approximately $15,000 to pay for Peak’s accounting and audit requirements.

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

(a)

Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

PEAK RESOURCES INC.

(Registrant)

Date: April 10, 2008

By:  /s/ Larry J. Olson

Larry J. Olson

Principal Executive Officer

Principal Financial Officer and Director