Form 10QSB
period 2008-05-31
Peak Resources INC
filed 2008-07-15
CIK 1393548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X)   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the three month period ended May 31, 2008

(   )   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT

For the transition period from ________ to _______.

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

58,676,200 shares of issuer’s common stock, $0.001 par value, were outstanding at July 15, 2008.  Issuer has no other class of common equity.

Transitional Small Business Disclosure Format (Check One)   Yes [   ]   No [X]

Peak Resources Incorporated

(An Exploration Stage Company)

May 31, 2008

Peak Resources Incorporated

(An Exploration Stage Company)

Balance Sheets

(Expressed in US dollars)

	May 31, 2008 $	August 31, 2007 $
	(unaudited)
ASSETS

Current Assets

Cash	18,757	28,857
Due from related parties (Note 3(b))	286	-

Total Assets	19,043	28,857

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	9,632	4,012
Accrued liabilities	278	284
Due to related parties	-	965

Total Liabilities	9,910	5,261

Commitments and Contingencies (Note 1 and 4)

Stockholders’ Equity

Common Stock, 75,000,000 shares authorized, $0.001 par value 58,676,200 shares issued and outstanding (August 31, 2007 - 58,533,340)	58,676	58,533

Additional Paid-in Capital	48,174	23,317
Donated Capital	24,000	17,250
Deficit Accumulated During the Exploration Stage	(121,717)	(75,504)

Total Stockholders’ Equity	9,133	23,596

Total Liabilities and Stockholders’ Equity	19,043	28,857

(The Accompanying Notes are an Integral Part of These Financial Statements)

Peak Resources Incorporated

(An Exploration Stage Company)

Statements of Operations

(Expressed in US dollars)

(unaudited)

	Accumulated From September 30, 2005 (Date of Inception)	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	to May 31,	May 31,	May 31,	May 31,	May 31,
	2008	2008	2007	2008	2007
	$	$	$	$	$

Revenue	-	-	-	-	-

Expenses

General and administrative (Note 3)	41,613	7,527	5,208	16,202	9,670
Impairment of mineral property (Note 4)	9,957	-	-	5,218	4,329
Mineral property costs	10,639	-	2,035	850	7,444
Professional fees	59,508	6,113	17,580	23,943	28,608

Total Expenses	121,717	13,640	24,823	46,213	50,051

Net Loss	(121,717)	(13,640)	(24,823)	(46,213)	(50,051)

Net Loss Per Share - Basic and Diluted		-	-	-	-

Weighted Average Shares Outstanding		58,676,000	58,533,000	58,596,000	58,224,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

Peak Resources Incorporated

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

	Accumulated From September 30, 2005 (Date of Inception) To May 31, 2008	For the Nine months Ended May 31, 2008	For the Nine months Ended May 31, 2007
	$	$	$

Operating Activities

Net loss	(121,717)	(46,213)	(50,051)

Adjustments to reconcile net loss to net cash used in operating activities:

Donated services and rent	24,000	6,750	6,750
Impairment of mineral property	9,957	5,218	4,329

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	9,910	5,614	3,588
Due to related party	(696)	(1,251)	1,076

Net Cash Used in Operating Activities	(78,546)	(29,882)	(34,308)

Investing Activities

Mineral property acquisition costs	(9,547)	(5,218)	(4,329)

Net Cash Used in Investing Activities	(9,547)	(5,218)	(4,329)

Financing Activities

Proceeds from the issuance of common stock	106,850	25,000	8,000

Net Cash Provided by Financing Activities	106,850	25,000	8,000

Increase (Decrease) In Cash	18,757	(10,100)	(30,637)

Cash - Beginning of Period	-	28,857	72,397

Cash - End of Period	18,757	18,757	41,760

Supplemental Disclosures

Interest paid	-	-	-
Income tax paid	-	-	-

(The Accompanying Notes are an Integral Part of These Financial Statements)

Peak Resources Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

May 31, 2008

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at May 31, 2008, the Company has accumulated losses of $121,717 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

d)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2008 and 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Peak Resources Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

May 31, 2008

(Expressed in U.S. Dollars)

2.

Summary of Significant Accounting Policies (continued)

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

Peak Resources Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

May 31, 2008

(Expressed in U.S. Dollars)

2.

Summary of Significant Accounting Policies (continued)

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

l)

Recent Issued Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts - An interpretation of FASB Statement No. 60”.  SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted.  The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities -an Amendment of ARB No. 51”.  This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Peak Resources Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

May 31, 2008

(Expressed in U.S. Dollars)

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

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year consolidated financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on the Company’s financial statements.

Peak Resources Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

May 31, 2008

(Expressed in U.S. Dollars)

3.

Related Party Transactions

a)

During the nine-month period ended May 31, 2008, the Company recognized a total of $4,500 (May 31, 2007 - $4,500) for management services at $500 per month provided by the President of the Company, and $2,250 (May 31, 2007 - $2,250) for rent at $250 per month provided by the President of the Company.

b)

At May 31, 2008, the Company is owed $286 (August 31, 2007 -$Nil) by a director of the Company.  At August 31, 2007, the Company was indebted to a director of the Company $965. These amounts are unsecured, non-interest bearing, due on demand and has no specific terms of repayment.

4.

Mineral Property

a)

On May 3, 2006, the Company staked three mineral claims located in British Columbia, Canada for a cost of $410. The claims are registered in the name of the President of the Company, who also paid the staking costs on behalf of the Company. The President holds title to these claims in trust for the Company. The cost of the mineral property was initially capitalized. At August 31, 2006, the Company recognized an impairment loss of $410, as it has not yet been determined whether there are proven or probable reserves on the property. On May 3, 2007 the three mineral claims were allowed to lapse as it was clear that there was no value in keeping the claims in good standing as the Kalamalka project was deemed to be more economically attractive.

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

6.

Subsequent Event

a)

On June 26, 2008, the Company issued 145,000 shares of common stock at a price of $0.30 per share for proceeds of $43,500.

Item 2.  Management's Discussion and Analysis.

Plan of Operation

Peak Resources Inc. has been presented with an opportunity to develop a technology business focused on scanning, mapping and removing of buried land mines.  Peak is currently in negotiations with a UK based research and development (“R&D”) company to acquire the exclusive right to develop certain intellectual property for the purpose of detecting, mapping and removing buried landmines.   At the end of the successful R&D programme Peak would own any additional intellectual property developed as a result of the R&D programme and be in a position to market products developed as a result of this R&D programme.  The intellectual property that the R&D company currently owns and which would form an integral component of the commercial technology related to the land mine detection technology would be licensed exclusively to Peak.

In anticipation of Peak successfully concluding negotiations for the R&D programme, the President of Peak has registered a domain name that would be utilized to represent the new business to its target market clients, the investment community, and any other stakeholders that would have an interest in learning about Peak’s new business direction and its forthcoming commercial technology.  Peak is also taking preliminary steps to prepare for a transition from a mining company into a technology company should negotiations with the R&D company prove successful.

Currently, Peak has an option agreement on the Kalamalka property that would require Peak to make an additional expenditure of $30,000 on the property by September 30, 2008.  However, if Peak acquires the exclusive right to develop the intellectual property as discussed above it will most likely not be conducting any further exploration on the Kalamalka property and as a result Peak’s interest in the mineral property would lapse on September 30, 2008.  Should an agreement on the intellectual property not be reached then Peak will need to make a decision on whether to fund the exploration of the Kalamalka property or search for other opportunities.

During the next 12 months, we do not anticipate generating any revenue. We anticipate that any additional funding will come from equity financing from the sale of our common stock.

Based on the nature of our business, we anticipate incurring operating losses in the foreseeable future. We base this expectation, in part, on the fact that the proposed technology development agreement will not produce a commercial product for at least 9 months.  Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These factors include, but are not limited to:

•

our ability to raise additional funding;

•

the success of the proposed technology development program or, failing that, other ventures we may pursue.

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

Date: July 15, 2008

By:  /s/ Larry J. Olson

Larry J. Olson
Principal Executive Officer
Principal Financial Officer and Director