Form 10-K
period 2008-08-31
Mine Clearing Corp.
filed 2008-12-02
CIK 1393548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: August 31, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ___________________

Commission file number: 000-52944

MINE CLEARING CORP.
(Name of Small Business Issuer in its charter)

Incorporated in the State of Nevada	00-0000000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#640 – 801 6th Ave. SW, Calgary, Alberta, Canada	T2P 3W2
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:	(250) 490-3378

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	N/A

Securities registered pursuant to Section 12(g) of the Act:

common stock - $0.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  [   ]   No  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes  [   ]   No  [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
1.  Yes  [X]   No  [   ]
2.  Yes  [X]   No  [   ]

Mine Clearing Corp.	Form 10-K - 2008	Page 1

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act.). Yes  [X]   No  [   ]

State issuer’s revenues for its most recent fiscal year.  $nil

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the par value of the registrant’s common stock on February 29, 2008 was $13,262,742 ($4.25 bid - $5.00 ask)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 29, 2008
common stock - $0.001 par value	59,446,200

Documents incorporated by reference:  Exhibit 3.1 (Articles of Incorporation) and Exhibit 3.2 (By-laws) both filed as exhibits to Mine Clearing Corp’s registration statement on Form SB-2 filed on April 6, 2007; Exhibit 10.1 (Kalamalka property agreement) filed as an exhibit to Mine Clearing Corp’s registration statement on Form SB-2 filed on April 6, 2007; Exhibit 10.2 (Kalamalka property option agreement addendum #1) filed as an exhibit to Mine Clearing Corp’s Form SB-2 filed on April 6, 2007; Exhibit 10.4 (Kalamalka property trust agreement) filed as an exhibit to Mine Clearing Corp’s registration statement on Form SB-2 filed on April 6, 2007; Exhibit 10.5 (Kalamalka property option agreement addendum #2) filed as an exhibit to Mine Clearing Corp’s registration statement on Form SB-2 filed on April 6, 2007; Exhibit 10.6 (Kalamalka property agreement addendum #3) filed as an exhibit to Mine Clearing Corp’s Form 8-K (Current Report) filed on October 30, 2007; and Exhibit 14 (Financial Code of Ethics) filed as an exhibit to Mine Clearing Corp’s registration statement on Form SB-2 filed on April 6, 2007.

Transitional Small Business Disclosure Format (Check one): Yes   [   ]     No   [X]

Mine Clearing Corp.	Form 10-K - 2008	Page 2

Forward Looking Statements

The information in this annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements involve risks and uncertainties, including statements regarding Mine Clearing Corp’s capital needs, business strategy and expectations.  Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially.  In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports Mine Clearing Corp’s files with the Securities and Exchange Commission.

The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The forward-looking statements in this Form 10-K for the fiscal year ended August 31, 2008, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report.  As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment.  To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements.  No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

All forward-looking statements are made as of the date of filing of this Form 10-K and Mine Clearing Corp disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.  Mine Clearing Corp may, from time to time, make oral forward-looking statements.  Mine Clearing Corp strongly advises that the above paragraphs and the risk factors described in this Annual Report and in Mine Clearing Corp’s other documents filed with the United States Securities and Exchange Commission should be read for a description of certain factors that could cause the actual results of Mine Clearing Corp to materially differ from those in the oral forward-looking statements. Mine Clearing Corp disclaims any intention or obligation to update or revise any oral or written forward-looking statements whether as a result of new information, future events or otherwise.

PART I

Item 1.  Description of Business.

The statements contained in this Annual Report on Form 10-K for the fiscal year ended August 31, 2008, that are not purely historical statements are forward –looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company’s expectations, beliefs, hopes, intentions or strategies regarding the future.  These forward-looking statements involve risks and uncertainties.  Our actual results may differ from those indicated in the forward-looking statements.  Please see  “Risk Factors that May Affect Future Results,” “Special Note Regarding Forward-Looking Statements” and the factors and risks discussed in other reports filed from time to time with the Securities and Exchange Commission.

History

The Company was incorporated in the State of Nevada, United States of America on September 30, 2005 as Peak Resources Incorporated (“Peak”) an Exploration Stage Company as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting for Development Stage Enterprises”. The Company’s principal business at that time was the acquisition and exploration of mineral resources.  On September 18, 2008, the Company changed its name to Mine Clearing Corp. (the “Company”, “we”, “our”, “us” or MCC”).

In May 2008 the Company’s President met with sensor technology developers, Roke Manor Research (“Roke”) in England to investigate an opportunity to establish a technology based demining business.  Negotiations began in June 2008 resulting in two separate sensor technology licensing agreements and an R&D consulting agreement being signed between Roke and MCC in August 2008.  In that same month the Company raised $250,000 via a private placement to cover initial R&D and operational expenses, and appointed Dr. Pierre Zakarauskas as Executive Director of Technology & Product Development and Mr. Robert Williams, a former Regional director with British Aerospace as Executive Director of Operations.

Mine Clearing Corp.	Form 10-K - 2008	Page 3

In September 2008 the Company appointed Dr. Faysal Mohamed, a former UN Executive and UN Population Fund Representative in Egypt, as Executive Director of International Business Development and Dr. Zakarauskas participated in the UNMAS/GICHD Mine Action Technology Workshop in Geneva.

Also in September 2008 the Company informed the mineral claim licensor that the claims would not be renewed thus ending all interests and activities related to the Company’s original mineral exploration business.

In November 2008 the Company appointed Mr. Al Carruthers, former manager of the Canadian Centre for Mine Action Technology and Technology Officer at the Geneva International Centre for Humanitarian Demining (GICHD), as Vice President - Industry Development.  In the same month the Company served notice to Mr. Bob William’s who’s contract will be terminated in January 2009.

MCC maintains its statutory resident agent’s office at 5348 Vega Drive, Las Vegas, Nevada, 89108 and its business office is located at at #640 – 801 6th Ave. SW, Calgary, Alberta, Canada. MCC’s office telephone number is (403) 681-6249. Our website address is www.mineclearing.com. Information contained on our website does not constitute part of this report and our address should not be used as a hyperlink to our website.

MCC has not been involved in any bankruptcy, receivership or similar proceedings. There has been no material reclassification, merger consolidation or purchase or sale of a significant amount of assets not in the ordinary course of MCC’s business.

Business Overview

MCC is developing an advanced technology solution to locating, mapping and removing landmines. Our solution is based on two patented sensors that will be further developed by our  technology provider, Roke Manor Research Ltd., for our specific demining solution. The resulting technology product will be an integrated stand-alone scanning, locating and mapping system that will utilize Unmanned Aerial Vehicles, GPS mapping software and specialized training of resident personnel of client countries. MCC expects that the system will be substantially faster, more efficient and safer than existing approaches to the dangerous process of landmine detection and removal.

Roke Manor Research Ltd., (“Roke”) a subsidiary of Siemens AG, are our strategic technology providers and the sensor technology we have licensed from Roke represents the foundation of our technology solution.
Roke - owned by Siemens and based in Romsey, Hampshire, UK is an innovative solutions provider and contract R&D specialist. They have pioneered developments in electronic sensors, networks and communications technology, providing products and services to Siemens businesses, government departments, and commercial customers. (Roke employs 478 people. Orders for the financial year ending 30 September 2007 were £44.85m and turnover for the same period was £42.55 million.)

MCC has licensed two proprietary sensors for the exclusive use of landmine detection from Roke via two licensing agreements entered into on August 7, 2008. The sensor technology will be further developed by Roke through a Development and Consultancy Support Services Agreement (“Services Agreement”) entered into on August 7, 2008.

Industry Overview

Landmines represent one of the greatest afflictions of war. Long after armed conflict has ended, landmines remain a risk to people and opportunities. Estimates vary with the contamination of buried landmines ranging from 75 to 100 million landmines located in at least 75 countries worldwide.

In 2006, over $ USD 475 million were spent worldwide on mine action activities. MCC is confident that we can capture a significant share of the existing market for demining by offering the fastest and lowest cost solution.

Landmine de-contamination is an uphill battle. As of 2006, forty countries not party to the Mine Ban Treaty it is estimated that 160 million stored anti-personnel landmines in their possession. Thousands were killed by landmines in 2006, many of them children. There are over 470,000 mine survivors in the world with many requiring long term care. Landmine demining is an expensive and slow process. Mechanical demining (converted heavy machinery), which is currently one of the fastest means of demining, costs USD $700,000 per square kilometer or USD $1,800,000 per square mile. The use of trained animals (dogs and rats) or people with hand held devices (mine detectors, bayonets) can actually be more expensive depending on the terrain and takes more time.

Mine Clearing Corp.	Form 10-K - 2008	Page 4

Manual demining is slow (as low as 8 m2 per day per person) and tedious with injuries occuring to human personnel. While there are obvious humanitarian and economic benefits generated by demining, there is some debate that, due to existing high costs, investment in demining is not as high as it could be if a lower cost, more efficient system was widely available. We expect that MCC’s lower cost solution will substantially increase demining investment.

In 2005, the International Campaign to Ban Landmines (ICBL) estimated the global area contaminated by landmines and UXOs (Unexploded Ordnance) at 200,000 km2, corresponding to five times the size of Denmark.

The slow and expensive process of demining – and the fact that new minefields are laid on a continuous basis – means there is little prospect of the landmine and UXO issue being resolved in the near term. In 2006 an estimated area of 150 km2 was cleared and an area of 860 km2 was administratively (technically) cleared, corresponding to only about 0.5% of the contaminated land.

Market Size:

There are a number of approaches to estimating the market size for landmine removal. Based on the current estimated contamination level and conventional mechanical demining costs, the market potential for landmine removal would be as follows:

•	Over 200,000 km2 contaminated (5 x size of Denmark).
•	Current lowest cost mine removal = $700,000 per km2
•	Market potential = USD $140 billion.

We don’t believe the world today is willing to invest $140 billion in landmine removal. In fact, the expense of landmine removal using conventional approaches is hindering global investment in landmine removal. It is agreed by many countries and world leaders that landmines are a large problem that causes economic, social and medical problems. Industry leaders wanting access to contaminated lands need a cost effective solution to justify increased investment in landmine removal. It is our goal to provide that solution.

Accordingly, we subscribe to an addressable market size estimate that is more palatable and realistic.

•	Estimated 80 to 100 million landmines in over 75 countries.
•	Mine removal costs are estimated at $1,000 per landmine.
Total potential market size based on current demining approach is USD $80 billion to USD $100 billion.
•	Over 20 years this equates to USD $4 billion to USD $5 billion per year.

Even if the market were only 50% of this amount ($2 to $2.5 billion annually), it would be largely because the world had embraced our technology solution and, therefore, we would be the dominant (30% +) company in the market.

Who Pays for Landmine Removal:

Landmine removal is typically contracted by the country that has the landmine contamination problem. The United Nations Landmine Action Group coordinates the process of paying for the landmine removal with the host country and often a donor country or charitable organization. Donor countries are countries that are undertaking a humanitarian initiative.

In the case of landmine removal by industry (oil and gas companies, etc), the company pays for the landmine removal independently. Large contracts are awarded to clear areas for seismic testing or access to areas for exploration and production.

An example of land mine contamination is presented in a February 12, 2008 article in Der Spiegel on the landmine situation in Egypt. In the article it is stated that Egypt has over 22 million landmines in the NW contaminating 22% of the land-mass of the entire country. An estimate of the petroleum resources under the affected land mass was 4.8 billion barrels and 380 billion cubic meters of natural gas. Additionally, tourism development and agriculture are being blocked by the existence of landmines in the NW region.

MCC has had discussions with Egyptian leaders and they are interested in having MCC help them resolve this problem.

Mine Clearing Corp.	Form 10-K - 2008	Page 5

Products and Services

MCC’s solution is to offer a lower cost, faster technology-based system to detect and map landmines thus making their removal economically viable, safer and quicker.

Our solution is based on our understanding of applied technology, working in interagency decision making organizations (military/government/industry/NGOs) and the hard pragmatics of developing nation environments. We have negotiated and secured three contracts with Roke to ensure we are starting from a world class, leading edge technology foundation. We have worked on developing relationships with centers of influence in key countries in Asia, Africa and the Middle East.

We are also aware of the need to make sure a share of the lucrative contracts available from these countries generates employment and economic development drivers within those countries.
MCC’s in-country demining solution is based on a comprehensive multi-phased process:

1.
Evaluation: Deployment of a small team (2 to 3 people) to undertake a situational evaluation. We analyze and assess the target areas where landmines may be located. This enables MCC to identify supply, safety, terrain and other issues.

2.
Scanning: Perform a UAV high altitude scan to determine the existence and concentration of landmines. Using the high altitude scanners we identify the target areas that may be affected. Areas not contaminated are then deemed clear.

3.
Detection: Perform a low altitude scan to isolate the location of the landmines. This process is done at a slower coverage rate and uses a different low altitude sensor on the Unmanned Aerial Vehicle (“UAV”).

4.	Mapping: Using proprietary data from the low altitude scan, create a detailed GPS map of the landmine locations, pinpointing each mine to less than 50 centimeters.

5.	Removal: Locally staffed crews trained and supervised by our professionals use our proprietary handheld devices to remove or destroy buried landmines.

6.	Clearance: A final high-level scan is performed to establish the terrain as safe.

We expect our solution will be approximately three times faster and 50% less expensive than existing mechanical device demining methods. Our solution will also help make existing approaches faster, cheaper and more effective.

In summary, our technological advantage is based on utilizing:

•	one-of-a-kind, patented sensor technologies
•	a customized UAV
•	proprietary scan-to-map GPS software
•	a patented hand held, self-powered micro scanning device

Our Competitive Advantage

The structure of our revenue model is tied directly to the competitive environment for demining.

We will be price competitive because current mechanical demining equipment is characterized as follows:

•	slow demining process (4 mechanical devices = 9.6 km2 per year7)
•	heavy and, therefore, expensive to transport
•	requires frequent maintenance
•	subject to damage, especially when demining anti-tank mines
•	cost per km2, based on 4 mechanical deminers, is approximately USD $700,000 or USD $1.8 M per sq. mile.

Mine Clearing Corp.	Form 10-K - 2008	Page 6

Our UAV systems are characterized as follows:

•	relatively light and fast (16 kg dry weight and 2.5 meters).
•	inexpensive to transport (crated and shipped primarily via commercial airlines).
•	requires some maintenance but parts are light and easy to supply.
•	not subject to damage because they rarely come in direct contact with mines of any kind.
•	payload capacity of 23 kg (sufficient for our requirements)
•	range of 16 km and approx. 1 hour of fly time.

Competition

Competition comes in the form of conventional demining organizations that train and oversee crews that remove mines using the older established methods. The other form of demining is by using mechanical deminers or flails.

Conventional Deminers:

There are a number of international companies that train, supervise and deploy crews of deminers. These crews use a variety of limited technological approaches. The typically probe with bayonets or scan with hand held devices for the presence or indication of a landmine. The process is very slow and expensive. (8 to 75 m2 per day @ up to $1,000 per mine removed). Some of these companies are quite well established and some also offer a number of additional services including seismic and other geo-technical services to developing nations. Some of the leading companies include:

•	Bactec International
•	Ronco Consulting
•	Mine Tech International

Mechanical Deminers:

There are a number of international companies that manufacture and operate flail based demining systems. These include the following:

•	Aardvark Clear Mine Ltd., Scotland
•	Minewolf Systems AG, Switzerland
•	Kvaerner Eureka, Sweden

As discussed previously, mechanical deminers have a number of weaknesses or characteristics that make them limited in competition compared to the system that MCC is developing. At the base of this weakness is the absolute necessity that the flails must cover all terrain that is suspected of being contaminated with landmines. This means the flail must slowly go over all the terrain before providing clearance that the land is demined.

We anticipate that we may utilize the mechanical deminers on some types of land where our systems need to clear brush where we know hand held demining devices (Splice) cannot reach effectively.

UAVs and Airborne Detection Systems:

MCC has come across only one company that makes a claim of being able to address the mine detection issue using an unmanned airborne system The Schieble Group based in Vienna, Austria is a company that specializes in the sales of UAVs to primarily military clients. They have worked on a system in the past (1999) using an infrared camera to detect landmines but the system has yet to be deployed commercially and our scientific staff believe an infrared system has too many limitations to be effective at detecting and mapping landmine locations.

The Airborne Minefield Area Reduction program developed by the Croatian Mine Action group is working on the ability to detect whether an area is contaminated by identifying indicators of landmines but cannot identify an anti personnel landmine – just man made round objects. Their system definitely does not have the technology to identify and map the location of individual landmines.

Mine Clearing Corp.	Form 10-K - 2008	Page 7

Research And Development

During 2008, there were no expenditures on research and development.  Subsequent to the year end,  we spent $98,000 on research and development via the Roke consulting contract.  Roke Manor has been developing sensors for approximately 10 years.

Intellectual Property

The research and development program conducted by Roke will advance and integrate their existing proprietary sensor technology into a sensors/detector system for identifying, locating and mapping landmines. The Agreement will involve Roke sub-licensing the technology from MCC and developing further intellectual property for the detection of landmines.  MCC will own the intellectual property developed as a result of the Agreement and will apply for patents for the newly developed intellectual property.

Personnel

MCC’s management team is decidedly lean with solid and direct experience in demining related areas. Our team is integral to our solution. At its core is an operations executive with hands on business development and operations experience in developing countries, a technology executive with both landmine technology interests and an entrepreneurial background; and a team leader with public company finance know-how, venture capital experience, technology assessment and an understanding of economic development. Our team covers all the areas of particular focus needed for the growth and development of MCC.

The President and Chief Financial Officer , Larry Olson, has been involved in a variety of visionary ventures. He founded and still manages a venture capital firm that identified and invested in the need to bring the physicians office into the digital world. He was a policy advisor to the BC provincial government and worked closely with government, industry and academia, including Nobel laureate Dr. Michael Smith, to help establish BC’s strong and growing biotech sector. He worked closely with leading entrepreneurs in BC to help in the promotion and establishment of the Okanagan valley as one of North America’s leading wine centers including being a founding member of the Board of Directors of the BC Wine Centre. He has worked in the venture capital sector and as a management consultant to various industry sectors. He has been directly involved as the founder of a number of technology startup companies. Larry has over 10 years of experience in public company management with a focus on marketing and finance. He understands the public company management process especially from the start up perspective.

Dr. Fayzal Mohamed is our Executive Director – International Business Development. Dr. Mohamed has over twenty years of sustainable development advocacy experience at a high executive level. His target areas have been least developed, developing and Small Island States, which represent a significant portion of MCCs targeted client base. Dr. Mohamed has a distinguished career with the United Nations system with notable contributions in a number of senior positions. Since Sept 2001, Dr. Mohamed served as UNFPA Representative in Egypt. As the largest country in the Arab region and a strategic partner for the UN system, Dr. Mohamed was entrusted with the management and coordination of UNFPA/Egypt multi-sectoral population & development programs. Dr. Mohamed has already held extensive discussions with senior military and government officials on behalf of MCC. His experience and contacts with the United Nations and developing countries are ideally suited to the role of International Business Development.

Our technology leader, Dr. Pierre Zakarauskas, is a PhD physicist with 11 years’ career experience working in the Canadian military at the highest security level on systems for the detection of submarines. He is also an entrepreneur who co-founded Wavemaker Inc., a signal processing software company that was eventually sold to Harman Industries International (NYSE:HAR). Since striking out on his own, Pierre co-developed and is patenting a proprietary demining device for use in forested and dense vegetation locations.

Recently Dr. Zakarauskas attended the United Nations sponsored Mine Action Technology conference in Geneva, Switzerland where he confirmed that MCC will have a superior competitive advantage once our technology is fully developed.

Mr. Al Carruthers is our V.P. Industry Development. With over 20 years experience and leadership in mine detection technology, Mr. Carruthers has extensive global experience and knowledge pertinent to MCC’s current and future development.

Mine Clearing Corp.	Form 10-K - 2008	Page 8

From 1985 to 1998, as project manager at Canadian Forces Defence Research Establishment Suffield (DRES), Mr. Carruthers managed numerous projects including the development of a remotely operated metallic mine detection system, a multi-sensor landmine detection project, and was a research engineer for the development and design of demolition devices and explosive mine clearance devices.

As manager of the Canadian Centre for Mine Action Technology from 1998 to 2003, Mr. Carruthers managed a $20 million budget for the research and development of technology applicable to demining.  Then from 2003 to 2007, as the Technology Officer at the Geneva International Centre for Humanitarian Demining (GICHD), he was responsible for monitoring all new demining technology, was involved in developing, lab testing and field testing of new mine detection technology, and advised on the design, development and deployment of potential mine action technologies.

Mr. Carruthers also brings experience working in the challenging environments MCC will be engaged.  He coordinated numerous demining equipment trials and evaluations in mine affected countries such as Croatia, Bosnia-Herzegovina, Colombia, Laos, Afghanistan, Mozambique, Angola, and Namibia. He has also gained experience in developing nations via two UN tours of duty in India/Pakistan and Iraq.

Respected internationally as a mine detection technology expert, Mr. Carruthers helped develop the CEN Standards for the Test and Evaluation of Metal Detectors and for Mechanical Demining Equipment; planned, organized and directed several technical conferences for mine action technologies; edited the GICHD Technology Newsletter; was editor of the 2005 edition of “Guidebook for Detection Technologies and Systems for Humanitarian Demining”; and is currently editing a guidebook for the design and testing of mechanical demining machines.

As Vice President Industry Development, Mr. Carruthers will be involved in research and development of our UAV-based remote sensing system, and final product development and testing based on his extensive understanding of real life customer needs and preferences.

With his extensive high level and direct contacts in the international demining community, Mr Carruthers will assist in both strategic technology and business development, opening doors for MCC that only someone with his extensive experience and network can open.

In the operational stage Mr. Carruthers will play an integral role as MCC establishes manufacturing facilities and training centers, trains deminers and rolls out operations.

MCC is in the process of interviewing a senior level CFO with international business experience.

Forward Plan

MCC intends to complete a number of key objectives over the course of the next 12 – 18 months that will result in achieving its goal of becoming a highly profitable technology and service company in the landmine detection and removal sector.

The most important objectives to achieve are the following:

•	In accordance with the global nature of its business, we are targeting multiple stock exchange listings including a more senior exchange listing in either Europe or the UK.
•
Complete a financing of $5 million to meet our development and commercialization funding needs for the next 12 months. This includes approximately $1.5 million for technology product development, approximately $1.4 million for general and administration (including business development) and approximately $1.5 million in capital costs to deploy our first commercial unit

•
Develop a working model stand alone system that will conduct high level scans and low level detection of landmines on a variety of landmine contamination terrains. A series of demonstrations to key decision makers and centers of influence will be carried out as soon as the prototype systems are available.

•
Develop and market a business model that is based on complex technology but that delivers direct and significant benefits. Our complex system will scan, detect, and map the location of buried landmines. Retired military personnel and civilians, including mine survivors, will provide the bulk of our human resource needs. Our commitment to our clients will even go as far as the establishment of product

•	assembly sites, Centers of Excellence and regional training centers.

Mine Clearing Corp.	Form 10-K - 2008	Page 9

•	Achieve certification with the United Nations for mine removal.
•	Secure letters of intent, followed by firm contracts with both nation states and private companies seeking to de-contaminate targeted parcels of land.
•
Build a global organization that can implement an aggressive business model that will gain the confidence and business of nation states that will benefit from both a humanitarian and economic development perspective by employing MCC

The key milestones and achievement dates are outlined in the following table:

Milestone	Details	Achievement Date
Raise $5 million	Required to fund R&D, corporate and business development.	January 2009
Additional board member additions	International board members added for business development and future fund raising.	January 2009
Roke Phase 1 completed	System analysis and design phase.	Feb/Mar 2009
Letters of Understanding	Client countries secure initial position for demonstrations.	March 2009
Roke Phase 2 completed	Ground based demonstrators completed including landmine location and mapping function.	June 2009
Letters of Intent signed with initial client countries	Countries having viewed functionality of phase 2 will be requested to sign LOIs to ensure they are positioned to be first client countries.	June 2009
Roke Phase 3 completed	UAV integration and testing. Final prototype demonstrated.	September 2009
Contracts signed and deposits (1/3) taken	We anticipate our first year of operations will generate contracts in a minimum of 2 countries.	Oct/Nov 2009

MCC’s technology is complex but our development model is not. We intend on building the best in class solution to the global demining problem. We will market our solution to nation states that will benefit from mine removal and economic development benefits inherent in adopting our system.

The management of MCC has direct experience in developing and growing technology based companies. We understand that the primary success factor in a thriving technology venture is delivering a product that meets or, better yet, exceeds the needs of the client. In our case, this means developing a landmine removal system/service that is faster, less expensive and safer than existing methods. We have confidence in our team and in Roke Manor’s patented sensors to meet this objective.

We also understand that while the resulting technology is critical, building a better mousetrap isn’t the only key to success. We have to develop the contacts and relationships to ensure we can market our systems successfully. To that end we have generated solid expressions of interest. Potential clients are numerous and everyone we have communicated with is keenly interested in our proposed product offering. We have only scratched the surface in terms of business development and intend to do more over the coming year as we lead to our phased product demonstrations.

Initially our marketing efforts will demonstrate that the sensors can scan for and detect buried landmines. The next demonstrations will show potential clients an integrated system with scanning, detecting and mapping features. Finally, we will integrate it all onto an airborne delivery system that will quickly scan terrain and deliver less expensive, faster and safer land mine removal. These successive steps will lead to formal commitments and to contracts for work programs. This is the core of the market development plan.

As we work with Roke we will continue to forge new relationships that will turn into solid business relationships in the future. We have been making progress in that regard and we are convinced there is a huge unmet need for a product/service that offers the benefits we are developing.

Mine Clearing Corp.	Form 10-K - 2008	Page 10

As a new venture, we are constantly learning more about the dynamics of the market. These dynamics have convinced us that while it is important to balance our efforts, we are more convinced than ever that our focus of ensuring the technology development is of the highest priority is the correct approach. We are confident that we will continue to make progress in developing an application that will make the purchase decision easy and at the same time prepare the market for our launch.

Costs and Effects of Compliance with Environmental Laws

MCC currently has no costs to comply with environmental laws concerning its exploration program on the Claims.

Expenditures on Research and Development During the Last Two Fiscal Years

MCC has not incurred any research or development expenditures since its inception on September 30, 2005.

Number of Total Employees and Number of Full Time Employees

As of November 29, 2008, MCC had one full time employee, three part time employees and two regular consultants who work with MCC.    MCC’s sole director and officer devotes a limited amount of time consulting to a  publicly listed oil and gas company in Western Canada and operates a single purpose (one investment to monitor) venture fund,.  He currently contributes approximately 75% of his time to MCC.  The part time employees are expected to increase their commitments to MCC and become full time employees (minimum 75% commitment) once MCC achieves its next level of significant financing.  We have management agreements with Mr. Larry Olson, our President, Mr. Al Carruthers, our vice President – Industry Development, Dr. Faysal Mohamed, our Executive Director – International Business Development and Dr. Pierre Zakarauskas, our Executive Director – Technology and Product Development. We also engage independent contractors or specialists in the areas of European finance, legal, marketing and audit services. ..

Item 1A.   Risk Factors.

You should carefully consider the risks described below before making an investment decision.  The risks and uncertainties described below are not the only ones we face.  Any of the following risks could harm our business, financial condition or results of operations.  In such case, the trading price of our common stock could decline, and you may lose all of part of your investment.  Please see the “Special Note Regarding Forward-Looking Statements” elsewhere in this Annual Report on Form 10-K.

WE INCURRED HISTORICAL LOSSES. AS A RESULT, WE MAY NOT BE ABLE TO GENERATE PROFITS, SUPPORT OUR OPERATIONS, OR ESTABLISH A RETURN ON INVESTED CAPITAL.

We incurred net losses in the fiscal year ended August 31, 2008 in the amount of $114,971 . In addition, we expect to increase our operating expenses to fund our anticipated growth and development. We cannot assure you that any of our business strategies will be successful or that significant revenues or profitability will ever be achieved or, if they are achieved, that they can be consistently sustained or increased on a quarterly or annual basis.

WE EXPECT OUR OPERATING LOSSES TO CONTINUE

We expect to incur increased operating expenses during the next year. The amount of net losses and the time required for us to reach and sustain profitability are uncertain. The likelihood of our success must be considered in light of the problems, expenses, difficulties, and delays frequently encountered in connection with business, including, but not limited to the increase in costs to be incurred for research and development, protection of our intellectual property and the marketing of our product. There can be no assurance that we will ever generate revenue or achieve profitability at all or on any substantial basis.

WE WILL REQUIRE ADDITIONAL CAPITAL TO CONTINUE OUR OPERATIONS.

We have available cash of $269,625 as at August 31, 2008 to fund operations. We will require additional capital to continue to make payments to Roke Manor to fund the research and development of our technology solution and to successfully implement our business plan. There can be no assurance that we will be able to obtain additional funding when needed, or that such funding, if available, will be obtainable on terms acceptable to us. In the event that our operations do not generate sufficient cash flow, or we cannot obtain additional funds if and when needed, we may be forced to curtail or cease our activities, which would likely result in the loss to investors of all or a substantial portion of their investment.

Mine Clearing Corp.	Form 10-K - 2008	Page 11

WE MAY FAIL TO CONTINUE AS A GOING CONCERN, IN WHICH EVENT YOU MAY LOSE YOUR ENTIRE INVESTMENT IN OUR SHARES.

Unless we can raise additional capital needed for the continuance of our operations, we may not be able to achieve our objectives and may have to suspend or cease operations. At August 31, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $191,495 since inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.

WE WILL FACE RISKS FROM HAVING TO MARKET TO INTERNATIONAL CLIENTS.

We will be marketing and selling our service worldwide and international sales will be accounting for almost all our revenue.  We will also need to show evidence of interest in our products and services from international clients to eventually generate sales. Such interest and sales revenues are subject to a number of risks, including:

•	the imposition of and changes to governmental controls;

•	restrictions on the export of critical technology;

•	trade restrictions;

•	difficulty in collecting receivables;

•	inadequate protection of intellectual property;

•	labor union activities;

•	changes in tariffs and taxes;

•	difficulties in staffing and managing international operations;

•	political and economic instability; and

•	general economic conditions.

No assurance can be given that these factors will not have a material adverse effect on our future international sales and operations and, consequently, on our business, financial condition and results of operations.

WE RELY HEAVILY ON OUR MANAGEMENT, THE LOSS OF WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION.

Our future financial success depends to a large degree upon the efforts of our management, all of whom will make an important contribution to our growth and development over the next few years.  Mr. Larry Olson, our President and Chief Executive Officer, is important for the coordination and management of the overall enterprise as well as in financing our efforts.  Mr. Al Carruthers, Vice President – Industry Development, has over 20 years experience in demining and demining technology. His understanding of the demining sector and contacts in that sector are critical to our future development. Dr. Pierre Zakarauskas, Executive Director – Technology and Product Development, is an entrepreneur/scientist and is our key scientific liaison with Roke Manor Research Ltd and will therefore play a key role in overseeing the near term development of our technology. He will work closely with Mr. Carruthers in executing our technology development plan. Mr. Fayzal Mohamed, our Executive Director – International Business Development, is a former United Nations executive with important contacts and relationships with senior government officials in countries where we will want to market our business. There can be no assurance that we will be able to continue to pay the required fees under these contracts to retain the services of these key people. They will play major roles in developing and executing our business strategy. The loss of any of these people could have an adverse effect on our business and our chances of profitable operations. While we intend to employ additional management and marketing personnel in order to minimize the critical dependency upon any one person, there can be no assurance that we will be successful in attracting and retaining the persons needed. If we do not succeed in retaining and motivating our current employees and attracting new high quality employees, our business could be adversely affected.

Mine Clearing Corp.	Form 10-K - 2008	Page 12

We must continually implement and improve our operations, operating procedures and quality controls on a timely basis, as well as expand, train, motivate and manage our work force in order to accommodate anticipated growth and compete effectively in our market. Successful implementation of our strategy also requires that we establish and manage a competent, dedicated work force and employ additional key employees. There can be no assurance that our personnel, systems, procedures and controls will be adequate to support our existing and future operations. Any failure to implement and improve such operations could have a material, adverse effect on our business, operating results and financial condition.

We do not currently maintain key-man insurance on our executives. Our future success is also dependent on our ability to identify, hire, train and retain other qualified managerial and other employees. Competition for these individuals is intense and increasing. The loss of any of their services would be detrimental to us and could have an adverse effect on our business development.

THERE IS A RISK THAT MCC MAY INCUR LIABILITY OR DAMAGES AS IT CONDUCTS ITS BUSINESS DUE TO THE INHERENT DANGERS INVOLVED IN THE DEMINING SECTOR.

The search for and removal of land mines involves numerous hazards.  As a result, MCC may become subject to liability for such hazards once it begins operations.  MCC currently has no insurance to protect against the impacts of these inherent hazards but it will purchase the available insurance at the appropriate time.

THE SUCCESSFUL DEVELOPMENT OF OUR PRODUCT IS SUBSTANTIALLY DEPENDENT ON ROKE MANOR’S SCIENTIFIC TEAM AND THEIR ABILITY TO DEVELOP A TECHNOLOGY SOLUTION.

Roke Manor may not be able to deliver a solution, within or outside our budget, or a solution that meets the needs of our clients.  This would have an adverse affect on the future of MCC.  Furthermore, Roke Manor is in a position with its subsequent consulting and services agreement to charge higher than market rates for its continued support and service. This could impact our future profits.

MCC’S AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT MCC’S ABILITY TO CONTINUE AS A GOING CONCERN, AND AS A RESULT MCC MAY FIND IT DIFFICULT TO OBTAIN ADDITIONAL FINANCING

The following factors raise substantial doubt regarding the ability of MCC’s business to continue as a going concern: (i) the losses MCC incurred since its inception; (ii) MCC’s lack of operating revenues as at August 31, 2008; and (iii) MCC’s dependence on the sale of equity securities and receipt of capital from outside sources to continue in operation.  Management anticipates that MCC will incur increased expenses without realizing enough revenues.  Management therefore expects MCC to incur significant losses in the foreseeable future.  The financial statements do not include any adjustments that might result from the uncertainty about MCC’s ability to continue its business.  If MCC is unable to obtain additional financing from outside sources and eventually produce enough revenues, MCC may be forced to sell its assets, curtail or cease its operations.

THE INABILITY TO DEVELOP OUR PRODUCT WOULD MATERIALLY AND ADVERSELY AFFECT THE COMPANY.

Development, innovation and adaptation to the wider market are critical to the MCC’s success. We believe that we must continue to try to develop and manufacture a product with innovative capabilities in order to become a significant market presence. We also believe that we will have to make improvements in our productivity in order to obtain, and subsequently sustain, a competitive position. We can make no guarantees that we will be able to obtain and sustain any competitive position.

WHEN WE INVEST IN NEW TECHNOLOGIES AND PROCESSES, WE FACE RISKS RELATED TO COST OVER-RUNS AND UNANTICIPATED TECHNICAL DIFFICULTIES.

Our inability to anticipate, respond to or utilize changing technologies could have a material adverse effect on our business and our results of operations.

Mine Clearing Corp.	Form 10-K - 2008	Page 13

WE ARE IN EARLY STAGE OF DEVELOPMENT AND MAY HAVE TO COMPETE WITH COMPANIES WITH GREATER RESOURCES.

We have little operating history that permits you to evaluate our business and our prospects based on prior performance. You must consider your investment in light of the risks, uncertainties, expenses and difficulties that are usually encountered by companies in their early stages of development. We will have to compete with larger companies that are currently delivering demining services using low tech products but the do have more experience in the field and who have greater funds available for expansion, product development, and marketing. There can be no assurance that we will become competitive, or if we become competitive, that we will remain competitive. Increased competition could materially adversely affect our operations and financial condition.

Also, the Company operates in a competitive global environment and will compete in its business with numerous companies and organizations, some of whom offer a range of products and services.  If the Company’s planned products, services and/or cost structure do not enable it to compete successfully, the Company’s sales, results of operations, or value may be negatively affected. Some of our competitors are larger and have greater financial resources. As a result, these competitors may be better able to withstand a change in conditions within the industries in which we intend to operate, or a change in the economy as a whole.

OUR TECHNOLOGY WILL BE NEW TO THE MARKET AND HAS NOT AS OF YET BEEN ACCEPTED.

There has been a great deal of demand and interest in remote sensing and mapping for demining purposes. To date there has not been a viable technology delivered to the market that can safely and accurately scan and map the location of landmines. We will need to demonstrate, with no margin for error, that our technology based solution can deliver the results that are efficient, lower cost, faster and, most importantly, safe for the demining personnel working in the field. We will be met with different ranges of skepticism and will have to be successful in convincing key decision makers that our technology will be able to deliver the features and benefits they require.

WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY.

We have the exclusive licence to use the Cold Sky and Fig8 sensors patented by Roke Manor Research Limited for the detection and removal of landmines.  Roke has told us that they will vigorously defend their patents, however, we are developing additional intellectual property that will advance the functionality and capacity of the Roke sensors and it will be important to us to protect our new intellectual property.  Once the technology is more advanced, patent applications maybe filed when the technology or concepts are available for patent. We intend to rely on trademark and copyright law, patent law, trade secret protection and confidentiality and/or license agreements with our employees, customers, partners and others to protect our intellectual property. We will retain legal counsel in connection with assisting us in protecting our intellectual property rights. However, there can be no assurance that the steps taken to protect our proprietary rights will be adequate, that we will be successful in achieving registration of our copyrights and trademarks, or that third parties will not infringe upon or misappropriate our intellectual property.  In addition, there can be no assurance that other parties will not assert infringement claims against us. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management’s attention and resources or require us to enter into royalty or licensing agreements. There can be no assurance that such licenses would be available on commercially reasonable terms, if at all, and the assertion or prosecution of any such claims could have a material adverse effect on our business, financial condition and operations.

 OUR BUSINESS MAY BE SUBJECT TO FURTHER GOVERNMENT REGULATION AND OTHER LEGAL UNCERTAINTIES.

Marketing of our technology solution will require us to market our services to a variety of foreign markets.  There can be no assurance that Federal, state, local or foreign governments will not adopt regulations that hinder our ability to enter certain markets with our solution.  Although many of these regulations may not, at this time, affect our business directly, we expect that laws and regulations related to demining and explosives would have a direct or indirect effect upon our business. As well, Roke requires that we do not utilize the technology solution we are developing that is based on their sensor technology be used in military applications thus we are limited to using the technology for humanitarian demining..

Mine Clearing Corp.	Form 10-K - 2008	Page 14

Risks Related to Holding Our Securities

OUR STOCK IS THINLY TRADED, AS A RESULT YOU MAY BE UNABLE TO SELL AT OR NEAR ASK PRICES OR AT ALL IF YOU NEED TO LIQUIDATE YOUR SHARES.

The shares of our common stock are thinly-traded on the OTC Bulletin Board, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that our technology is relatively new and we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume. Even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will ever develop or if it develops, that it will be sustained, or that current trading levels will be sustained. Due to these conditions, we can give investors no assurance that they will be able to sell their shares at or near ask prices or at all if they need money or otherwise desire to liquidate their shares.

OUR COMMON STOCK COULD BE CONSIDERED A “PENNY STOCK.”

Our common stock could be considered to be a “penny stock” if it meets one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Securities Exchange Act of 1934, as amended. These include but are not limited to, the following: (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a “recognized” national exchange; (iii) it is not quoted on The NASDAQ Stock Market, or even if quoted, has a price less than $5.00 per share; or (iv) is issued by a company with net tangible assets less than $2.0 million, if in business more than a continuous three years, or with average revenues of less than $6.0 million for the past three years. The principal result or effect of being designated a “penny stock” is that securities broker-dealers cannot recommend the stock but must trade it on an unsolicited basis.

BROKER-DEALER REQUIREMENTS MAY AFFECT TRADING AND LIQUIDITY.

Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated thereunder by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be “penny stocks.” Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

OUR COMMON STOCK MAY BE VOLATILE, WHICH SUBSTANTIALLY INCREASES THE RISK THAT YOU MAY NOT BE ABLE TO SELL YOUR SHARES AT OR ABOVE THE PRICE THAT YOU MAY PAY FOR THE SHARES.

Because of the limited trading market expected to develop for our common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss because of such illiquidity and because the price for our common stock may suffer greater declines because of its price volatility.

Mine Clearing Corp.	Form 10-K - 2008	Page 15

The price of our common stock that will prevail in the market after an offering may be higher or lower than the price you may pay. Certain factors, some of which are beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to, the following:

•	variations in our quarterly operating results;
•	loss of a key relationship or failure to complete significant transactions;
•	additions or departures of key personnel; and
•	fluctuations in stock market price and volume.

Additionally, in recent years the stock market in general, and the over-the-counter markets in particular, have experienced extreme price and volume fluctuations. In some cases, these fluctuations are unrelated or disproportionate to the operating performance of the underlying company. These market and industry factors may materially and adversely affect our stock price, regardless of our operating performance.

In the past, class action litigation often has been brought against companies following periods of volatility in the market price of those companies’ common stock. If we become involved in this type of litigation in the future, it could result in substantial costs and diversion of management attention and resources, which could have a further negative effect on your investment in our stock.

WE DO NOT FORESEE PAYING CASH DIVIDENDS IN THE FORESEEABLE FUTURE.

We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any earning for funding growth. However these plans may change depending upon the Company’s capital raising requirements in the future.

OTHER RISK FACTORS

There are several risks and uncertainties relating to our ability to raise money and grow our business. These risks and uncertainties can materially affect the results predicted. Other risks are our limited operating history, limited financial resources, domestic or global economic conditions, activities of competitors and the presence of new or additional competition, and changes in Federal or State laws and conditions of equity markets.

Our future operating results over both the short and long-term will be subject to annual and quarterly fluctuations due to several factors, some of which are outside the control of the Company. These factors are fluctuating market demand for our products, and general economic conditions.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Report on Form 10-K under “Business” “Risk Factors” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report constitute forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended.  Forward-looking statements include statements regarding the Company’s expectations, beliefs, hopes, intentions or strategies regarding the future.  These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements.  Such factors include, among other things, those listed under “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of such terms or other comparable terminology.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements.   We are under no duty to update any of the forward-looking statements after the date of this Report to conform such statements to actual results.

Mine Clearing Corp.	Form 10-K - 2008	Page 16

ITEM 1B.  UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2008 fiscal year that remained unresolved.

Item 2.  Properties.

MCC’s executive offices are located at #640 – 801 6th Ave. SW, Calgary, Alberta, Canada, T2P 3W2. A lease entered into by the President on behalf of MCC expires August 31, 2009.

Item 3.  Legal Proceedings.

Mine Clearing Corp is not a party to any pending legal proceedings and, to the best of Mine Clearing Corp’s knowledge, none of Mine Clearing Corp’s property or assets are the subject of any pending legal proceedings

Item 4.  Submission of Matters to a Vote of Security Holders.

On August 7, 2008, by consent resolution, stockholders holding a majority of the issued and outstanding common stock of the Company approved the following amendments to the Articles of Incorporation:

1.
amend Article 1 of the Articles of Peak Resources Incorporated by changing the name of Peak Resources Incorporated to “Mine Clearing Corp.”, or, if the new name is unacceptable to the applicable regulators having jurisdiction over the affairs of Peak Resources Incorporated, to any such other name that is approved by the board of directors in its sole discretion; and

2.	amend Article 3 of the Articles of Peak Resources Incorporated by increasing the authorized capital from 75,000,000 shares to 200,000,000 shares of common stock with a par value of $0.001 per share.

The Company filed its Definitive Information Statement on Schedule 14C on August 18, 2008 and the amendment as approved by the stockholders was effected with the State of Nevada on September 9, 2008.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

(a) Market Information

Mine Clearing Corp’s common stock has been quoted on the NASD OTC Bulletin Board since August 7, 2007.  Our shares of common stock began trading during the fourth quarter ending August 31, 2007.

The Company’s common stock is presently quoted on the Over the Counter Bulletin Board (“OTC - BB”) under the symbol "MCCO".

Following is a report of high and low bid prices for each quarterly period for the fiscal years ended August 31, 2007 and August 31, 2008.

Year 2008	High	Low	Source
Period ended 11/28/2008	0.51	0.15	Pink OTC Markets Inc.
4th Quarter ended 8/31/2008	0.40	0.20	Pink OTC Markets Inc.
3rd Quarter ended 5/31/2008 (after a 10 for 1 split)	0.36	0.15	Pink OTC Markets Inc.
2nd Quarter ended 2/29/2008	4.25	1.75	Pink OTC Markets Inc.
1st Quarter ended 11/30/2008	2.05	0.15	Pink OTC Markets Inc.
4th Quarter ended 8/31/2007	none	none	Pink OTC Markets Inc.

The information as provided above for the fiscal years ended 2008 and 2007 was provided by Pink OTC Markets Inc.  The quotations provided herein may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions and have not been adjusted for stock dividends or splits.

As of November 28, 2008, there were 10 market makers in the Company’s common stock.

Mine Clearing Corp.	Form 10-K - 2008	Page 17

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any securities authorized for issuance under equity compensation plans.

(b)  Holders of Record

As of November 28, 2008, there were 27 record holders of the Company’s common stock (which number does not include the number of stockholders whose shares are held by a brokerage house or clearing agency, but does include such brokerage house or clearing agency as one record holder).

(c)  Dividends

The Company has never paid a cash dividend on its common stock and does not intend to pay cash dividends on its common stock in the foreseeable future. Mine Clearing Corp is not subject to any restrictions that limit its ability to pay dividends on its shares of common stock.  Dividends are declared at the sole discretion of Mine Clearing Corp’s Board of Directors.

On March 3, 2008, we effected a nine-for-one stock split of each share of common stock outstanding on February 28, 2008.  As a result of this stock dividend, we issued approximately 52.8 million shares of common stock in the form of a stock dividend.  The closing sales prices in the table above, as well as all other references of numbers of shares and per share amounts in this report have been restated to reflect the stock split for all periods presented.

(d)  Recent Sales of Unregistered Securities

Mine Clearing Corp has sold 59,446,200 shares of unregistered securities.  All of these 59,446,200 shares were acquired from Mine Clearing Corp in private placements that were exempt from registration under Regulation S of the Securities Act of 1933 and were sold to Canadian residents.

The shares include the following:

1.	On October 10, 2005, Mine Clearing Corp issued 30,000,000 shares of common stock at a price of $0.0001 per share for cash proceeds of $3,000 to its President;

2.	On April 29, 2006, Mine Clearing Corp issued 18,233,340 shares of common stock to sixteen non-affiliated non U.S. Persons at a price of $0.0015 per share for cash proceeds of $27,350;

3.	On August 31, 2006, Mine Clearing Corp issued 8,700,000 shares of common stock to seventeen non-affiliated non U.S. Persons at a price of $0.005 per share for cash proceeds of $43,500; and

4.	On October 5, 2006, Mine Clearing Corp issued 1,600,000 shares of common stock to four non-affiliated non U.S. Persons at a price of $0.005 per share for cash proceeds of $8,000.

5.	On January 31, 2008, MCC issued 142,860 shares of common stock to one non-affiliated non-U.s. Persons at a price of $0.175 per share for cash proceeds of $25,000.

6.	On June 26, 2008, MCC issued 145,000 shares of common stock to one non-affiliated non-U.S. Persons at a price of $0.30 per share for cash proceeds of $43,500.

7.	On August 21, 2008, MCC issued 625,000 shares of common stock to one non-affiliated non-U.S. Persons at a price of $0.40 per share for cash proceeds of $250,000.

With respect to all of the above offerings, MCC completed the offerings of the common stock pursuant to Rule 903 of Regulation S of the 1933 Act on the basis that the sale of the common stock was completed in an “offshore transaction”, as defined in Rule 902(h) of Regulation S.  MCC did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the shares.  Each investor represented to MCC that the investor was not a U.S. person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. person.  The subscription agreement executed between MCC and the investor included statements that the securities had not been registered pursuant to the 1933 Act and that the securities may not be offered or sold in the United States unless the securities are registered under the 1933 Act or pursuant to an exemption from the 1933 Act.  The investor agreed by execution of the subscription agreement for the common stock: (i) to resell the securities purchased only in accordance with the provisions of Regulation S, pursuant to registration under the 1933 Act or pursuant to an exemption from registration under the 1933 Act; (ii) that MCC is required to refuse to register any sale of the securities purchased unless the transfer is in accordance with the provisions of Regulation S, pursuant to registration under the 1933 Act or pursuant to an exemption from registration under the 1933 Act; and (iii) not to engage in hedging transactions with regards to the securities purchased unless in compliance with the 1933 Act.  All securities issued were endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the 1933 Act and could not be resold without registration under the 1933 Act or an applicable exemption from the registration requirements of the 1933 Act.

Mine Clearing Corp.	Form 10-K - 2008	Page 18

Each investor was given adequate access to sufficient information about MCC to make an informed investment decision.  None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.  No registration rights were granted to any of the investors.

There are no outstanding options or warrants to purchase, or securities convertible into, shares of MCC’s common stock.

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

The shares of MCC will remain penny stock for the foreseeable future.  The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his or her investment.  Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in MCC will be subject to rules 15g-1 through 15g-10 of the Exchange Act.  Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the SEC, which:

•	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
•	contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements;
•	contains a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the bid and ask price;
•	contains a toll-free telephone number for inquiries on disciplinary actions;
•	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and
•	contains such other information and is in such form (including language, type, size, and format) as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer:

•	with bid and offer quotations for the penny stock;
•	the compensation of the broker-dealer and its salesperson in the transaction;
•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
•	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.  These disclosure requirements will have the effect of reducing the trading activity in the secondary market for MCC’s stock because it will be subject to these penny stock rules.  Therefore, stockholders may have difficulty selling those securities.

Mine Clearing Corp.	Form 10-K - 2008	Page 19

Item 6.  Selected Financial Data.

	Year ended August 31
	2008	2007
Revenues	$0	$0
Total Operating Expenses	109.922	47,977
Cash on Hand	269,625	28,857
Total Assets	273,064	28,857
Current Liabilities	37,959	5,261
Working Capital	233,894	23,596
Accumulated Deficit	191,495	75,504

Item 7.  Management’s Discussion and Analysis and Results of Operations.

THE FOLLOWING PRESENTATION OF THE PLAN OF OPERATION OF MCC SHOULD BE READ IN CONJUNCTION WITH THE AUDITED FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED HEREIN.

Forward-Looking Statements

This Form 10-K – Annual Report contains forward-looking statements that involve risks and uncertainties.  You will find words such as anticipate, believe, plan, expect, future, intend and similar expressions in the Annual Report to identify such forward-looking statements.  MCC’s actual results may differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by MCC described in the Risk Factors section above and elsewhere in this Annual Report.

Plan of Operation

MCC is committed to developing an advanced technology solution to demining that will be less expensive, faster and safer than existing approaches to demining.  Our system will be based on  proprietary patented technology developed by Roke Manor Research Ltd, a Siemens company.  MCC has signed an exclusive licensing agreement with Roke to use their patented sensors for detecting landmines.  Roke has also been engaged to develop a complete system for mine detection and mapping.  They will refine and tailor their existing sensors, author the coordinating and GPS mapping software, integrate the combined technology to be used on a Unmanned Airborne Vehicle (UAV) and develop a final working prototype for demonstration to potential clients.  MCC will own any intellectual property developed as a result of this consulting process that is developed beyond the basic sensor IP.

The development process contracted to Roke Manor will take approximately 10 – 12 months to complete and is budgeted at £915,000 or $1.5 M US$.  It is in three phases.  Work Plan 1 is a design and system analysis phase.  At the end of Work Plan 2 we will be able to demonstrate the functionality of the system but not operating with a UAV delivery system.  The features that will be demonstrable at the completion of Work Plan 2 will include:

•
Scanning:  Perform a high altitude scan to determine the existence and concentration of landmines. Using the high altitude scanners we identify the target areas that may be affected.  Areas not contaminated are then deemed clear.

•	Detection: Perform a low altitude scan to isolate the location of the landmines. This process is done at a slower coverage rate and uses a different low altitude sensor on the UAV.

•	Mapping: Using proprietary data from the low altitude scan, create a detailed GPS map of the landmine locations, pinpointing each mine to approximately 50 centimeters.

Work Plan 3 completion will have the complete system integrated and operating with a UAV delivery system.

While Work Plans 1 and 2 are being completed, MCC will be executing its business development strategy.  This strategy is comprised of meeting with a select group of targeted client countries and private corporations that have a demand for a faster, less expensive and safer demining approach.  We will introduce the system to key decision makers of the potential clients using a video demonstration as well as Q and A sessions.  These meetings are intended to develop a short list of potential clients to invite to Roke Manor’s facilities at the end of work Plan 2 where they will be given a working demonstration of the functionality of the system.

Mine Clearing Corp.	Form 10-K - 2008	Page 20

Following the demonstration sessions we will be asking potential clients to make commitments to MCC, subject to a successful demonstration after Work Plan 3 is completed, to review our system for demining operations in their countries or for their corporate projects.  Our intention in securing these commitments is so we can narrow down the candidate locations for test sites as well as funding of demining operations. The latter information is important in our business development plan because countries with demining projects typically secure funding from developed nations or charitable trusts.  Once MCC knows which countries have expressed the highest levels of commitment to utilize our services, we will be able to approach their funding organizations and educate them about our system as well as the interest that has been expressed by the countries that they fund for demining operations.  For those corporate clients that have expressed an interest after Work Plan 2, we will be able to initiate the design of work plans for the geographic areas and targets they want to consider for demining. This will shorten the operational execution time required once we are ready to begin demining operations.

MCC plan of operations is to complete a number of key objectives over the course of the next 12 months that will position it to market its landmine detection and removal service.

•
Complete a financing of $5 million to meet our development and commercialization funding needs for the next 12 months. This includes approximately $1.5 million for technology product development, approximately $1.4 million for general and administration (including business development) and approximately $1.5 million in capital costs to deploy our first commercial unit.

•
Develop a working model stand alone system that will conduct high level scans and low level detection of landmines on a variety of landmine contamination terrains. A series of demonstrations to key decision makers and centers of influence will be carried out as soon as the prototype systems are available.

•
Develop and market a business model that is based on complex technology but that delivers direct and significant benefits.  Our complex system will scan, detect, and map the location of buried landmines.

•	Establish at least one production centre and one training centre – most likely in one of our client countries.
•	Achieve certification with the United Nations for mine removal.
•	Strive to secure letters of intent, followed by firm contracts with both nation states and private companies seeking to de-contaminate targeted parcels of land.
•
Build a global organization that can implement an aggressive business model that will gain the confidence and business of nation states that will benefit from both a humanitarian and economic development perspective by employing MCC.

The key milestones and achievement dates are outlined in the following table:

MCC DEVELOPMENT MILESTONES

Milestone	Details	Achievement Date
Raise $5 million	Required to fund R&D, corporate and business development	January 2009
Additional board member additions	International board members added for business development and future fund raising	January 2009
Roke Phase 1 completed	System analysis and design phase	Feb/Mar 2009
Letters of Understanding	Client countries secure initial position for demonstrations.	March 2009
Roke Phase 2 completed	Ground based demonstrators completed including landmine location and mapping function	June 2009
Letters of Intent signed with initial client countries	Countries having viewed functionality of phase 2 will be requested to sign LOIs to ensure they are positioned to be first client countries.	June 2009
Roke Phase 3 completed	UAV integration and testing. Final prototype demonstrated.	September 2009

Mine Clearing Corp.	Form 10-K - 2008	Page 21

Our system will enable demining crews to know where the mines are located prior to them entering mine contaminated area.  This will increase the efficiency, lower the time and cost to demine an area as well as decrease the risk of an injury or fatality caused during the demining process.  Current systems that are deployed must treat all terrain as potentially contaminated which makes the processes they use slow and dangerous work.  Mechanical deminers or flails must go over the entire ground cover and disturb the earth or ground in potentially contaminated areas.  Human deminers must slowly probe all the terrain or sweep with a handheld device to identify a mine for removal.  The utilization of trained dogs also requires that the terrain be fully assessed before clearing the site of mines.

Our plan of operation over the next twelve months is to further the research and development on our technology resulting in a commercial application by the Fall of 2009.  If successful, we intend to deploy the technology solutions in demining contracts by the end of 2009.

We have to date been funded by existing working capital, by raising funds via private placements of equity capital offerings.  We have not raised any funding via debt offerings.

On June 26, 2008 MCC issued 145,000 split-adjusted shares of common stock at a price of $0.30 per share for proceeds of $43,500.  On August 21, 2008, MCC issued 625,000 split-adjusted shares of common stock at a price of $0.40 per share for proceeds of $250,000.

Roke Manor has tested the sensor devices in a number of different related applications and is highly confident in their sensors to detect buried objects including landmines.  The first month of the development program has commenced and the remainder of the program will be initiated as funding is available. Roke Manor has agreed to postpone the consultancy and services work program in recognition of the global equity market conditions.

Mine Clearing Corp has attracted and hired a team of experienced professionals that are focused on making the business a success. Our team consists of a research scientist with defence  industry experience, a demining technology and removal professional with 20 years experience in the demining sector, a former United Nations executive with contacts in countries requiring demining services as well as an understanding of funding of projects in developing nations and an executive with public company and technology start-up experience.  MCC is also working with other professionals that will join the team on a full time basis as Chief Financial Officer and as marketing consultant.

MCC’s technology is complex but our development model is not.  We intend on building the best in class solution to the global demining problem.  We will market our solution to nation states that will benefit from mine removal and economic development benefits inherent in adopting our system.

More details on MCC’s business plan are contained under the section entitled “Business of Mine Clearing Corp” as set out above in this Annual Report.

As at August 31, 2008, MCC had a cash balance of $269,625 and had working capital of $233,894.  Over the next 12 months management does not anticipate that MCC will generate any revenues.  Management anticipates that MCC needs a minimum additional financing of $5,000,000 for the next 12 months (beginning December 1, 2008).  Management anticipates that any additional funding will come from equity financing from the sale of MCC’s common stock.  If MCC is successful in completing an equity financing, existing shareholders will experience dilution of their interest in MCC. MCC does not have any financing arranged and cannot provide investors with any assurance that MCC will be able to raise sufficient funding from the sale of its common stock to fund its business plan. In the absence of such financing, MCC’s business will fail.

MCC’s planned expenditures and operation expenses for the next 12 months (beginning January 1, 2008) are summarized as follows:

Description – 12 months	Estimated Expenses ($)
Technology and product development	1,500,000
General and administration (including business development)	1,300,000
Capital costs for first commercial project	1,400,000
Total	4,200,000

Mine Clearing Corp.	Form 10-K - 2008	Page 22

Based on the nature of MCC’s business, management anticipates incurring operating losses in the foreseeable future.  Management bases this expectation, in part, on the fact that we will most likely not secure contracts for demining services within the next 12 months.   MCC’s future financial results are also uncertain due to a number of factors, some of which are outside its control.  These factors include, but are not limited to:

•	MCC’s ability to raise additional funding;
•	the international funding for demining activities;
•	the results of MCC’s research and development program being on time and being successful in producing a marketable product or service; and
•	MCC’s ability to secure contracts with nations or corporations for mine clearing projects.

Due to MCC’s lack of operating history and present inability to generate revenues, MCC’s auditors have stated their opinion that there currently exists substantial doubt about MCC’s ability to continue as a going concern.

Accounting and Audit Plan

MCC intends to continue to have its outside consultant assist it in the preparation of its quarterly and annual financial statements and have these financial statements reviewed or audited by MCC’s independent auditor.  MCC’s outside consultant is expected to charge MCC approximately $800 to prepare its quarterly financial statements and approximately $800 to prepare its annual financial statements.  MCC’s independent auditor is expected to charge MCC approximately $1,200 to review its quarterly financial statements and approximately $5,000 to audit its annual financial statements.  In the next 12 months, management anticipates spending approximately $13,000 to pay for MCC’s accounting and audit requirements.

Results of Operations

MCC has had no operating revenues since its inception on September 30, 2005, through to August 31, 2008.  MCC’s activities have been financed from the proceeds of share subscriptions.  From MCC’s inception on September 30, 2005 to August 31, 2008 MCC raised a total of approximately $400,000 from private placements of its common stock.

For the period from inception on September 30, 2005, to August 31, 2008, MCC incurred total expenses of $170,898.  These expenses included $82,794 in professional fees, $88,083 in general and administrative expenses and $20,597 in expenses due to discontinued operations (mineral property costs).  MCC’s general and administrative expenses include donated management services, donated rent, office maintenance, bank charges, travel, communication expenses, courier, postage costs, and office supplies.  MCC’s professional fees consist of legal, consulting, management fees, accounting and auditing fees.

For the year ended August 31, 2008, MCC incurred total expenses of $109,922.  These expenses included $47,229 in professional fees, $62,672 in general and administrative expenses, $6,069 in expenses due to discontinued operations (mineral property costs).  MCC’s general and administrative expenses mainly include donated management services, donated rent, office maintenance, bank charges, travel, communication expenses, courier, postage costs, and office supplies.  MCC’s professional fees consist of legal, consulting, management fees, accounting and auditing fees.  The discontinued operations expense of $6,069 was comprised of $5,218 impairment of mineral property expenses and $851 of mineral property costs.

For the year ended August 31, 2007, Peak incurred total expenses of $59,742.  These expenses included $32,269 in professional fees, $15,708 in general and administrative expenses, $4,329 in impairment of mineral property, and $7,436in mineral property costs.  Peak’s general and administrative expenses mainly include $6,000 for donated management services and $3,000 for donated rent, which were provided by its President.  Peak expensed $3,107 in mineral property costs represented by the online staking fees for the Claims.

Liquidity and Capital Resources

As at August 31, 2008, MCC had a cash balance of $269,625 and had working capital of $233,894.  MCC’s accumulated deficit was $191,4955 as at August 31, 2008.  MCC’s net loss of $191,495 from September 30, 2005 (date of inception) to August 31, 2008 was mostly funded by its equity financing.  From September 30, 2005 (date of inception) to August 31, 2008, MCC raised $400,350 in equity financing.  The net increase in cash from September 30, 2005 (date of inception) to August 31, 2008 was $269,625.

Mine Clearing Corp.	Form 10-K - 2008	Page 23

On August 7, 2008, the Company entered into a Development and Consultancy Support Services Agreement (“Services Agreement”) with Roke Manor Research Limited (the “Licensor”) to develop proprietary technology and products and provide consulting support in the field of landmine scanning, detection, mapping and removal.

Under the terms of Services Agreement the Company will pay for the Licensor to complete a three stage research and development program.

i.
Phase 1 is the System Analysis and Design Phase. The cost to complete this phase is approximately $415,000 (£215,000 GBP). Phase 1 is expected to be completed on or before December 15, 2008. The Company will be required to deliver an initial payment of $102,000 (£53,750 GBP) followed by 3 sequential monthly payments of $183,000 (£96,750 GBP), $102,000 (£53,750 GBP) and $20,500 (£10,750 GBP).

ii.
Phase 2 is the Ground Based Demonstrators Phase. This phase is expected to cost approximately $790,000 to $960,000 (£410,000 GBP to £500,000 GBP). Phase 2 is expected to be completed on or before May 15, 2009.

iii.
Phase 3 is the Unmanned Aeronautical Vehicle Integration Phase. This phase is expected to cost approximately $300,000 to $385,000 (£155,000 GBP to £200,000 GBP). Phase 3 is expected to be completed on or before July 30, 2009.

On August 7, 2008, the Company entered into a Technology Exploitation Agreement with the Licensor to acquire a non-transferable license to utilize certain sensor intellectual property (“Cold Sky technology”) to develop, manufacture, use and sell any anomaly or metal detector product or products developed by the Company using the Cold Sky technology. The consideration for the license to use the Cold Sky technology is an upfront fee of £125,000 GBP (US$243,000), which shall be payable upon completion of Phase 3 of the Services Agreement (Refer to Note 5(c)) and thereafter a royalty of £1,000 GBP (US$1,900) for each product deployed by the Company, including sales of the product designed by the Company for integration into systems manufactured by third parties or suppliers of spare or replacement parts. The maximum royalty limit the Company shall be required to pay is £250,000 GBP (US$486,000) over a ten year period commencing upon completion of the Services Agreement.

On August 7, 2008, the Company entered into a Technology Exploitation Agreement with the Licensor to acquire a non-transferable license to utilize certain sensor intellectual property (“Fig8 technology”) in order to develop, manufacture, use and sell any anomaly or metal detector product or products developed by the Company using the Fig8 technology. The consideration for the license to use the Fig8 technology is an upfront fee of £125,000 GBP (US$243,000), which shall be payable upon completion of the final phase of the Services Agreement and thereafter a royalty of £125 GBP (US$240) for each product deployed by the Company, including sales of the product designed by the Company for integration into systems manufactured by third parties or suppliers of spare or replacement parts. The maximum royalty limit the Company shall be required to pay is £250,000 GBP (US$486,000) over a ten year period commencing upon completion of the Services Agreement.

Funding for the obligations to Roke Manor Research to complete the research and development program and pay the upfront licensing fees will financed through sales of MCC’s common stock. There are no assurances that MCC will be able to achieve further sales of its common stock or any other form of additional financing.  If MCC is unable to achieve the financing necessary to continue its plan of operations, then MCC will not be able to execute its business plan of developing a demining technology solution and its business will fail.

Management intends to raise the balance of MCC’s cash requirements of $4.3 million for the next 12 months from private placements, shareholder loans or possibly a registered public offering (either self-underwritten or through a broker-dealer) within the next few months.  If MCC is unsuccessful in raising enough money through future capital raising efforts, MCC may review other financing possibilities such as bank loans.  At this time MCC does not have any commitments from any broker-dealer to provide MCC with financing.

Net Cash Used in Operating Activities

For the fiscal year ended August 31, 2008, net cash used in operating activities totaled $71,282 compared with $47,211 for the previous fiscal year.

As at August 31, 2008, MCC had a cash balance of $269,625 and had working capital of $233,894.   During the fiscal year ended August 31, 2008, MCC used $71,282 in cash for operating activities.  This was primarily a result of an operating loss of $115,991, offset by non-cash items for donated services of $9,000, and a net increase in operating assets and liabilities of $23,266.  During the fiscal year ended August 31, 2008, MCC paid $23,266 towards accounts payable.  There were also changes in prepaid expenses and due to related parties resulting in a net use of cash of $71,282.

Mine Clearing Corp.	Form 10-K - 2008	Page 24

Net Cash Used in Investing Activities

Net cash provided by investing activities was $(6,450) for the fiscal year ended August 31, 2008 as compared with $(4,329) of cash used for the previous fiscal year.

MCC used net cash of $6,450 in investing activities during the fiscal year ended August 31, 2008.  MCC’s investment activities include the maintenance of its mineral property interest.  For the fiscal year ended August 31, 2008, MCC’s monthly cash requirement was approximately $5,940 in operating activities and approximately $538 in investing activities.  Management anticipates that after January 2008 if MCC intends to execute its business plan its monthly expenses will increase to $233,000 for technology and product development plus general and administration (including business development). This includes an average of $43,000 for human resources and staffing, an average of $127,000 for research and development, $30,000 for business development including travel costs, and $33,000 for public company, legal, accounting, marketing and office costs.  During the last quarter of the upcoming fiscal year it will require the majority of its $1.4 million budget for capital expenditures to build and deploy its first commercial unit.

Net Cash Used in Financing Activities

Net cash provided by financing activities increased to $318,000 for the fiscal year ended August 31, 2008 as compared with financing of $8,000 for the previous fiscal year from the issuance of common stock.

Going Concern

MCC has not attained profitable operations and is dependent upon obtaining financing to pursue any extensive exploration activities.  For these reasons MCC’s auditors stated in their report that they have substantial doubt MCC will be able to continue as a going concern.

Off-Balance Sheet Arrangements

MCC has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

MCC’s financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation.  A complete summary of these policies is included in Note 2 of the notes to MCC’s historical consolidated financial statements.  MCC has identified below the accounting policies that are of particular importance in the presentation of its financial position, results of operations and cash flows and which require the application of significant judgment by management.

Item 7a.  Quantitative And Qualitative Disclosures About Market Risk

The Company is a small business Issuer and is not subject to interest rate or foreign currency risks.  Furthermore does not invest in interest rate swaps or any derivative products.

Mine Clearing Corp.	Form 10-K - 2008	Page 25

Item 8.  Financial Statements and Supplementary Data

Mine Clearing Corp.
(formerly Peak Resources Incorporated)
(A Development Stage Company)

August 31, 2008

Mine Clearing Corp.	Form 10-K - 2008	Page 26

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders of
Mine Clearing Corp.
(formerly Peak Resources Incorporated)
(A Development Stage Company)

We have audited the accompanying balance sheets of Mine Clearing Corp. (formerly Peak Resources Incorporated) (A Development Stage Company) as of August 31, 2008 and 2007 and the related statements of operations, cash flows and stockholders’ equity for the years then ended and accumulated from September 30, 2005 (Date of Inception) to August 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mine Clearing Corp. (formerly Peak Resources Incorporated) (A Development Stage Company) as of August 31, 2008 and 2007, and the results of its operations, cash flows and stockholders’ equity for the years then ended and accumulated from September 30, 2005 (Date of Inception) to August 31, 2008, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has never generated any revenue and has accumulated losses from operations since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CHARTERED ACCOUNTANTS

Vancouver, Canada

November 28, 2008

Mine Clearing Corp.
(formerly Peak Resources Incorporated)
(A Development Stage Company)
Balance Sheets
(Expressed in US dollars)

	August 31, 2008 $	August 31, 2007 $

ASSETS

Current Assets

Cash	269,625	28,857
Prepaid expenses	2,228	–

Total Current Assets	271,853	28,857

Equipment (Note 3)	1,211	–

Total Assets	273,064	28,857

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	11,581	4,012
Accrued liabilities	15,981	284
Due to related parties (Note 4(b))	10,397	965

Total Liabilities	37,959	5,261

Commitments and Contingencies (Note 1, 5 and 6)

Subsequent Events (Note 10)

Stockholders’ Equity

Common Stock, 200,000,000 shares authorized, $0.001 par value 59,446,200 and 58,533,340 shares issued and outstanding, respectively	59,446	58,533

Additional Paid-in Capital	340,904	23,317

Donated Capital	26,250	17,250

Deficit Accumulated During the Development Stage	(191,495)	(75,504)

Total Stockholders’ Equity	235,105	23,596

Total Liabilities and Stockholders’ Equity	273,064	28,857

(The Accompanying Notes are an Integral Part of These Financial Statements)

Mine Clearing Corp.
(formerly Peak Resources Incorporated)
(A Development Stage Company)
Statements of Operations
(Expressed in US dollars)

	Accumulated From September 30, 2005 (Date of Inception)	For the Year Ended	For the Year Ended
	to August 31,	August 31,	August 31,
	2008 $	2008 $	2007 $

Revenue	–	–	–

Expenses

General and administrative (Note 4)	88,083	62,672	15,708
Amortization	21	21	–
Professional fees	82,794	47,229	32,269

Total Expenses	170,898	109,922	47,977

Net Loss Before Discontinued Operations	(170,898)	(109,922)	(47,977)

Discontinued operations (Note 8)	(20,597)	(6,069)	(11,765)

Net Loss	(191,495)	(115,991)	(59,742)

Net Loss Per Share – Basic and Diluted
Continuing Operations		–	–
Discontinued Operations		–	–

Weighted Average Shares Outstanding		58,660,000	58,380,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

Mine Clearing Corp.
(formerly Peak Resources Incorporated)
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US dollars)

	Accumulated From September 30, 2005 (Date of Inception) to August 31, 2008 $	For the Year Ended August 31, 2008 $	For the Year Ended August 31, 2007 $

Operating Activities

Net loss	(191,495)	(115,991)	(59,742)

Adjustments to reconcile net loss to net cash used in operating activities:

Donated services and rent	26,250	9,000	9,000
Impairment of mineral property	9,957	5,218	4,329
Amortization	21	21	–

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	27,562	23,266	(1,353)
Prepaid expenses	(2,228)	(2,228)	–
Due to related party	9,987	9,432	555

Net Cash Used in Operating Activities	(119,946)	(71,282)	(47,211)

Investing Activities

Mineral property acquisition costs	(9,547)	(5,218)	(4,329)
Equipment acquisition	(1,232)	(1,232)	–

Net Cash Used in Investing Activities	(10,779)	(6,450)	(4,329)

Financing Activities

Proceeds from the issuance of common stock	400,350	318,500	8,000

Net Cash Provided by Financing Activities	400,350	318,500	8,000

Increase (Decrease) In Cash	269,625	240,768	(43,540)

Cash - Beginning of Period	–	28,857	72,397

Cash - End of Period	269,625	269,625	28,857

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

(The Accompanying Notes are an Integral Part of These Financial Statements)

Mine Clearing Corp.
(formerly Peak Resources Incorporated)
(A Development Stage Company)
Statement of Stockholders’ Equity
For the Period from September 30, 2005 (Date of Inception) to August 31, 2008
(Expressed in US dollars)

					Deficit
					Accumulated
			Additional		During the
			Paid-in	Donated	Development
	Shares #	Amount $	Capital $	Capital $	Stage $	Total $

Balance – September 30, 2005 (Date of Inception)	–	–	–	–	–	–

October 10, 2005 – issuance of common shares for cash at $0.0001 per share	30,000,000	30,000	(27,000)	–	–	3,000

April 29, 2006 – issuance of common shares for cash at $0.0015 per share	18,233,340	18,233	9,117	–	–	27,350

August 31, 2006 – issuance of common shares for cash at $0.005 per share	8,700,000	8,700	34,800	–	–	43,500

Donated services and rent	–	–	–	8,250	–	8,250

Net loss	–	–	–	–	(15,762)	(15,762)

Balance – August 31, 2006	56,933,340	56,933	16,917	8,250	(15,762)	66,338

October 10, 2006 – issuance of common shares for cash at $0.005 per share	1,600,000	1,600	6,400	–	–	8,000

Donated services and rent	–	–	–	9,000	–	9,000

Net loss	–	–	–	–	(59,742)	(59,742)

Balance – August 31, 2007	58,533,340	58,533	23,317	17,250	(75,504)	23,596

January 31, 2008 – issuance of common shares for cash at $0.175 per share	142,860	143	24,857	–	–	25,000

June 26, 2008 – issuance of common shares for cash at $0.30 per share	145,000	145	43,355	–	–	43,500

August 21, 2008 – issuance of common shares for cash at $0.40 per share	625,000	625	249,375	–	–	250,000

Donated services and rent	–	–	–	9,000	–	9,000

Net loss	–	–	–	–	(115,991)	(115,991)

Balance – August 31, 2008	59,446,200	59,446	340,904	26,250	(191,495)	235,105

(The Accompanying Notes are an Integral Part of These Financial Statements)

Mine Clearing Corp.
(formerly Peak Resources Incorporated)
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
August 31, 2008

1.	Development Stage Company

Peak Resources Incorporated (the “Company”) was incorporated in the State of Nevada on September 30, 2005. On August 18, 2008, the Company changed its name to Mine Clearing Corp. The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting for Development Stage Enterprises”. The Company’s former principal business was the acquisition and exploration of mineral resource properties. During the fourth quarter of 2008, the Company changed its principal business and entered into licensing agreements for the rights to certain intellectual properties in the landmine scanning, detection, mapping and removal services. Refer to Note 6.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at August 31, 2008, the Company has accumulated losses of $191,495 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2008 and 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Mine Clearing Corp.
(formerly Peak Resources Incorporated)
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
August 31, 2008

2.       Summary of Significant Accounting Policies (continued)

e)	Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

f)	Mineral Property Costs

The Company has been in the development stage since its inception on September 30, 2005 and has not yet realized any revenues from its planned operations. The Company was formerly engaged in the acquisition and development of mining properties. Mineral property development costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under SFAS 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

g)	Property and Equipment

Property and equipment is recorded at cost and is amortized on a straight-line basis over 5 years.

h)	Long-Lived Assets

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

j)	Discontinued Operations

Certain amounts have been reclassified to present the Company’s discontinuance of its mineral exploration operations, as discontinued operations. Unless otherwise indicated, information presented in the notes to the financial statements relates only to the Company’s continuing operations. Information relating to discontinued operations is included in Note 8.

k)	Income Taxes

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

Mine Clearing Corp.
(formerly Peak Resources Incorporated)
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
August 31, 2008

2.	Summary of Significant Accounting Policies (continued)

l)	Foreign Currency Translation

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

m)	Recent Issued Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”.  SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted.  The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”.  This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Mine Clearing Corp.
(formerly Peak Resources Incorporated)
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
August 31, 2008

2.	Summary of Significant Accounting Policies ((continued)

m)	Recently Issued Accounting Pronouncements (continued)

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

3.	Property and Equipment

			August 31,	August 31
			2008	2007
	Cost $	Accumulated Amortization $	Net Book Value $	Net Book Value $

Equipment	1,232	21	1,211	–

4.       Related Party Transactions

a)
During the year ended August 31, 2008, the Company recognized a total of $6,000 (2007 - $6,000) for management services at $500 per month provided by the President of the Company, and $3,000 (2007 - $3,000) for rent at $250 per month provided by the President of the Company.

b)
At August 31, 2008, the Company is indebted to a director of the Company for $10,397 (August 31, 2007 $965), representing expenditures paid on behalf of the Company. This amount is unsecured, non-interest bearing, due on demand and has no specific terms of repayment.

5.        Mineral Property

On September 18, 2006, the Company entered into an agreement to acquire a 90% interest in a mineral claim located in British Columbia, Canada in consideration for a cash payment of $4,329 (CDN$5,000 - paid) and incurring $151,560 (CDN$150,000) of exploration expenditures in various stages to September 30, 2008. By an addendum dated December 30, 2006, the CDN$5,000 exploration expenditure commitment was extended to March 30, 2007, and by an addendum dated March 29, 2007, was further extended to April 30, 2007. The Company subsequently incurred less than the required CDN$5,000, but the vendor agreed to carry the shortfall over to the next commitment date of September 30, 2007. By an addendum dated October 27, 2007, the CDN$30,000 exploration expenditure commitment was extended to September 30, 2008 for consideration of $5,218 (CDN$5,000 - paid). During the year ended August 31, 2008, the Company recognized an impairment loss of $5,218 as it has not yet been determined whether there are proven or probable reserves on the property. Subsequent to the year end, the Company decided not to pursue this property.

Mine Clearing Corp.
(formerly Peak Resources Incorporated)
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
August 31, 2008

6.           Commitments

a)
On August 1, 2008, the Company entered into a management agreement with the President of the Company to provide management services. Under the terms of the agreement, the Company agreed to pay $5,000 per month for an initial term of 24 months.

b)
On August 1, 2008, the Company entered into a management agreement with an contractor to provide management services. Under the terms of the agreement, the Company agreed to pay $5,000 per month for an initial term of 24 months. This agreement was subsequently terminated in November, 2008.

c)
On August 7, 2008, the Company entered into a Development and Consultancy Support Services Agreement (“Services Agreement”) with Roke Manor Research Limited (the “Licensor”) to develop proprietary technology and products and provide consulting support in the field of landmine scanning, detection, mapping and removal.

Under the terms of Services Agreement the Company will pay for the Licensor to complete a three stage research and development program.

i.
Phase 1 is the System Analysis and Design Phase. The cost to complete this phase is approximately $415,000 (£215,000). Phase 1 is expected to be completed on or before December 15, 2008. The Company will be required to deliver an initial payment of $102,000 (£53,750) followed by 3 sequential monthly payments of $183,000 (£96,750), $102,000 (£53,750) and $20,500 (£10,750).

ii.
Phase 2 is the Ground Based Demonstrators Phase. This phase is expected to cost approximately $790,000 to $960,000 (£410,000 to £500,000). Phase 2 is expected to be completed on or before May 15, 2009.

iii.
Phase 3 is the Unmanned Aeronautical Vehicle Integration Phase. This phase is expected to cost approximately $300,000 to $385,000 (£155,000 to £200,000). Phase 3 is expected to be completed on or before July 30, 2009.

d)
On August 7, 2008, the Company entered into a Technology Exploitation Agreement with the Licensor to acquire a non-transferable license to utilize certain sensor intellectual property (“Cold Sky technology”) to develop, manufacture, use and sell any anomaly or metal detector product or products developed by the Company using the Cold Sky technology. The consideration for the license to use the Cold Sky technology is an upfront fee of £125,000 (US$243,000), which shall be payable upon completion of Phase 3 of the Services Agreement (Refer to Note 6(c)) and thereafter a royalty of £1,000 (US$1,900) for each product deployed by the Company, including sales of the product designed by the Company for integration into systems manufactured by third parties or suppliers of spare or replacement parts. The maximum royalty limit the Company shall be required to pay is £250,000 (US$486,000) over a ten year period commencing upon completion of the Services Agreement.

e)
On August 7, 2008, the Company entered into a Technology Exploitation Agreement with the Licensor to acquire a non-transferable license to utilize certain sensor intellectual property (“Fig8 technology”) in order to develop, manufacture, use and sell any anomaly or metal detector product or products developed by the Company using the Fig8 technology. The consideration for the license to use the Fig8 technology is an upfront fee of £125,000 (US$243,000), which shall be payable upon completion of the final phase of the Services Agreement and thereafter a royalty of £125 (US$240) for each product deployed by the Company, including sales of the product designed by the Company for integration into systems manufactured by third parties or suppliers of spare or replacement parts. The maximum royalty limit the Company shall be required to pay is £250,000 (US$486,000) over a ten year period commencing upon completion of the Services Agreement.

Mine Clearing Corp.
(formerly Peak Resources Incorporated)
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
August 31, 2008

6.           Commitments (continued)

f)
On August 15, 2008, the Company entered into a management agreement with a contractor to provide management services. Under the terms of the agreement, the Company agreed to pay $2,500 per month for an initial term of 24 months.

g)
On August 27, 2008, the Company entered into a contract with an investor relations firm. In consideration for investor relations services, the Company will pay the firm 3% for all venture investments. The Company will also pay EUR 2,000 (US$3,000) per month for three months commencing September 1, 2008. The agreement can be revoked by either party at any time during the three month period, however, introductions made by the investor relations firm that lead to financing will be honored for a period of one year. For all introductions, the maximum finder’s fee payable is 10% (inclusive of the 3% fee).

7.           Common Stock

a)	On October 5, 2006, the Company issued 160,000 split-adjusted shares of common stock at a price of $0.005 per share for cash proceeds of $8,000.

b)	On January 31, 2008, the Company issued 142,860 split-adjusted shares of common stock at a price of $0.175 per share for cash proceeds of $25,000.

c)
On March 3, 2008, the Company effected a nine (9) for one (1) stock dividend of the authorized, issued and outstanding stock.  As a result, the issued and outstanding share capital increased from 5,867,620 shares of common stock to 58,676,200 shares of common stock. All share amounts have been retroactively adjusted for all periods presented.

d)	On June 26, 2008, the Company issued 145,000 split-adjusted shares of common stock at a price of $0.30 per share for proceeds of $43,500.

e)	On August 21, 2008, the Company issued 625,000 split-adjusted shares of common stock at a price of $0.40 per share for cash proceeds of $250,000.

8.      Discontinued Operations

On August 7, 2008, the Company discontinued all operations related to the former business of acquiring and exploring mineral resource properties.

The results of discontinued operations are summarized as follows:

	Accumulated From September 30, 2005 (Date of Inception)	For the Year Ended	For the Year Ended
	to August 31,	August 31,	August 31,
	2008 $	2008 $	2007 $
Expenses

Impairment of mineral property (Note 4)	9,957	5,218	4,329
Mineral property costs	10,640	851	7,436

Net Loss	(20,597)	(6,069)	(11,765)

Mine Clearing Corp.
(formerly Peak Resources Incorporated)
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
August 31, 2008

9.       Income Taxes

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income tax expense differs from the amount that would result from applying the U.S federal and state income tax rates to earnings before income taxes. The Company has a net operating loss carryforward of approximately $165,000 available to offset taxable income in future years which expires in fiscal 2025. Pursuant to SFAS 109, the potential benefit of the net operating loss carryforward has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	August 31, 2008 $	August 31, 2007 $

Income tax recovery at statutory rate	(40,597)	(20,910)

Permanent differences	3,150	3,150
Temporary differences	7	-

Valuation allowance change	37,440	17,760

Provision for income taxes	–	–

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

	August 31, 2008 $	August 31, 2007 $

Net operating loss carryforward	57,830	20,390

Valuation allowance	(57,830)	(20,390)

Net deferred income tax asset	–	–

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

10.           Subsequent Events

a)
On September 9, 2008, the Company entered into a management agreement with a consultant to provide consulting services. Under the terms of the agreement, the Company agreed to pay $2,500 per month for an initial term of 24 months.

b)
On September 8, 2008, the Company increased the authorized capital from 75,000,000 shares of common stock with a par value of $0.001 per share to 200,000,000 shares of common stock with a par value of $0.001 per share.

c)
On November 18, 2008, the Company entered into a management agreement with a consultant to provide services as Vice President – Industry Development. Under the terms of the agreement, the Company agreed to pay $2,500 per month for an initial term of 24 months.

Item 9.                      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no changes in and disagreements with MCC’s accountants on accounting and financial disclosure.  MCC’s Independent Registered Public Accounting Firm from inception to the current date is Manning Elliott LLP, Chartered Accountants, 1100 - 1050 West Pender Street, Vancouver, British Columbia, V6E 3S7, Canada.

Item 9A.    CONTROLS AND PROCEDURES .

Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of our Chief Executive Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of August 31, 2008 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of August 31, 2008, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.
Certain entity level controls establishing a “tone at the top” were considered material weaknesses. The Company has no audit committee. There is no policy on fraud and no code of ethics at this time. A whistleblower policy is not necessary given the small size of the organization.

2.
Due to the significant number and magnitude of out-of-period adjustments identified during the year-end closing process, management has concluded that the controls over the period-end financial reporting process were not operating effectively. A material weakness in the period-end financial reporting process could result in us not being able to meet our regulatory filing deadlines and, if not remediated, has the potential to cause a material misstatement or to miss a filing deadline in the future. Management override of existing controls is possible given the small size of the organization and lack of personnel.

3.
There is no system in place to review and monitor internal control over financial reporting. The Company maintains an insufficient complement of personnel to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

Management is currently evaluating remediation plans for the above control deficiencies.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of August 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Manning Elliott LLP, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of August 31, 2008.

Changes in Internal Controls

During the period ended August 31, 2008 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Mine Clearing Corp.	Form 10-K - 2008	Page 38

Other Information

During the fourth quarter of the fiscal year covered by this Form 10-K, MCC reported all information that was required to be disclosed in a report on Form 8-K.

PART III

Item 10.                      Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Each director of MCC holds office until (i) the next annual meeting of the stockholders, (ii) his successor has been elected and qualified, or (iii) the director resigns.

The sole Director and Officer of MCC is as follows:

Name	Age	Positions Held and Tenure
Larry Olson	52	President, Chief Executive Officer, Chief Financial Officer and Director since September 30, 2005

The sole Director named above will serve until the next annual meeting of the stockholders.  Thereafter, directors will be elected for one-year terms at the annual stockholders’ meeting.  Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated.

Larry Olson   Mr. Olson (52) years old) has been the sole director and officer of MCC since September 2005.  From 1987 to the present, Mr. Olson has been running a consulting firm called Larry Olson & Associates, which provides business consulting services to public and private companies. From January 2007 to the present, Mr. Olson has been a director and Chief Financial Officer of Reef Resources Ltd., an oil and gas exploration and development public company in Canada. From September 2006 to the present he has been President, Chief Executive Officer and a director of Kaval Energy Services Inc., an oil field services company.  From August 2005 to October 2008, Mr. Olson was the President of Viacorp Technologies Inc., a company involved in acquiring a Quebec, Canada based biotech company. From August, 2002 to the present, Mr. Olson has been managing Med Access Investments (VCC) Inc., a venture capital company he founded, which invested in Med Access Inc., a medical software company and Rise Healthcare Inc., a Calgary based public company.  He is a director of both companies.  Mr. Olson has a Bachelor of Business Administration (Simon Fraser University, British Columbia, 1985) and has completed graduate course work.

Larry Olson, MCC’s sole director and officer, has been involved in a number technology development stage companies in Western Canada.  He started his career working with Discovery Capital Corporation, a Western Canada based venture capital firm that focused on investing in technology based companies.  He has consulted to, invested in and helped found a number of technology start up ventures.

MCC does not have any written procedures in place to address conflicts of interest that may arise between its business and the future business activities of Mr. Olson.  Mr. Olson dedicates approximately 70% of his time to act as MCC’s President.  The rest of Mr. Olson’s time is principally spent acting as an executive of  Reef Resources and Med Access Investments (VCC) Inc.  Mr. Olson will increase the amount of time devoted to MCC. to approximately 90% of his time once the company achieves its next significant financing. None of these companies compete with MCC.

Significant Employees

MCC has 3 significant employees or consultants, other than Larry Olson, its President.  For MCC’s accounting requirements MCC uses the consulting services of Lancaster & David, Chartered Accountants of Vancouver, Canada to assist in the preparation of its interim and annual financial statements in accordance with accounting principles generally accepted in the United States.

Mine Clearing Corp.	Form 10-K - 2008	Page 39

Name	Age	Positions Held and Tenure
Larry Olson	52	President, Chief Executive Officer, Chief Financial Officer and Director since September 30, 2005
Dr. Pierre Zakaruaskas	50	Executive Director – Technology and Product Development
Dr. Faysal Mohamed	58	Executive Director – International Business Development
Al Carruthers	63	Vice President – Industry Development

Dr. Pierre Zakaruaskas, Executive Director – Technology and Product Development

Dr. Pierre Zakarauskas joined the Company in August 2008.  He is a scientist, inventor and entrepreneur. Pierre received his Ph.D. in physics from the University of British Columbia in 1984. He spent 11 years as a defence scientist for the CanadianDepartment of National Defence conducting research in submarine detection. Pierre co-founded a successful high tech company, Wavemakers Inc., that developed signal processing software for handsfree cell phones used in the challenging car environment. At Wavemakers Inc., Pierre successively held the posts of President, Vice President of Research and Development, and Chief Technology Officer. Wavemakers was acquired by Harman International Industries (NYSE:HAR) in July 2003. Pierre is currently CEO of Zak Technology Inc., a venture dedicated to developing and applying signal processing to humanitarian problems such as landmine detection. He has filed a patent for a device to detect landmines in heavily forested areas.

Dr. Faysal Abdel-Gadir Mohamed  Executive Director - International Business Development

Dr. Mohamed joined the Company in September 2008.  He has over twenty years of sustainable development advocacy experience at a high executive level. His target areas have been least developed, developing and Small Island States, which represent a significant portion of MCC’s targeted client base. Dr. Mohamed has a distinguished career with the United Nations with notable contributions in a number of senior positions. Since September 2001, Dr. Mohamed served as (UN Population Fund) Representative in Egypt. As the largest country in the Arab region and a strategic partner for the UN, Dr. Mohamed was entrusted with the management and coordination of UNFPA/Egypt multi -sectoral population & development programs. Dr. Mohamed has already held extensive discussions with senior military and government officials on behalf of MCC. UNFPA.  Dr. Mohamed's experience and contacts with the United Nations and developing countries are ideally suited to the role of International Business Development.

Mr.  Al Carruthers, Vice President – Industry Development

Mr. Carruthers joined the Company in November 2008.  He brings over 20 years of extensive global experience, international relationships and leadership in mine detection technology to MCC. From 1985 to 1998 at Canadian Forces Defence Research Establishment Suffield Mr. Carruthers managed numerous projects including the development of a remotely operated metallic mine detection system, a multi-sensor landmine detection project, and was a research engineer for the development and design of demolition devices and explosive mine clearance devices. As manager of the Canadian Centre for Mine Action Technology from 1998 to 2003, Mr. Carruthers managed a $20 million budget for the research and development of technology applicable to demining. From 2003 to 2007, as Technology Officer at the Geneva International Centre for Humanitarian Demining he was responsible for monitoring all new demining technology, was involved in developing, lab testing Respected internationally as a mine detection technology expert, Mr. Carruthers helped develop the CEN Standards for the Test and Evaluation of Metal Detectors and for Mechanical Demining Equipment; planned, organized and directed several technical conferences for mine action technologies; edited the GICHD Technology Newsletter; was editor of the 2005 edition of “Guidebook for Detection Technologies and Systems for Humanitarian Demining”; and is currently editing a guidebook for the design and testing of mechanical demining machines. With his extensive high level and direct contacts in the international demining community, Mr. Carruthers will assist in strategic technology and business development.

Mine Clearing Corp.	Form 10-K - 2008	Page 40

Family Relationships

There are no family relationships among the directors, executive officers or persons nominated or chosen by MCC to become directors or executive officers.

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

Compliance with Section 16(a) of the Exchange Act.

All reports were filed with the SEC on a timely basis and MCC is not aware of any failures to file a required report during the period covered by this annual report.

Nomination Procedure for Directors

MCC does not have a standing nominating committee; recommendations for candidates to stand for election as directors are made by the board of directors.  MCC has not adopted a policy that permits shareholders to recommend candidates for election as directors or a process for shareholders to send communications to the board of directors.

Audit Committee Financial Expert

MCC has no financial expert.  Management believes the cost related to retaining a financial expert at this time is prohibitive.  MCC’s Board of Directors has determined that it does not presently need an audit committee financial expert on the Board of Directors to carry out the duties of the Audit Committee.  MCC’s Board of Directors has determined that the cost of hiring a financial expert to act as a director of MCC and to be a member of the Audit Committee or otherwise perform Audit Committee functions outweighs the benefits of having a financial expert on the Audit Committee.

Identification of Audit Committee

MCC does not have a separately-designated standing audit committee.  Rather, MCC’s entire board of directors performs the required functions of an audit committee.  Currently, Larry Olson is the only member of MCC’s audit committee, but does not meet MCC’s independent requirements for an audit committee member.  See Item 12. (c) Director independence below for more information on independence.

MCC’s audit committee is responsible for: (1) selection and oversight of MCC’s independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by MCC’s employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditor and any outside advisors engaged by the audit committee.

As of August 31, 2008, MCC did not have a written audit committee charter or similar document.

Mine Clearing Corp.	Form 10-K - 2008	Page 41

Code of Ethics

MCC has adopted a financial code of ethics that applies to all its executive officers and employees, including its CEO and CFO.  See Exhibit 14 – Code of Ethics for more information.  MCC undertakes to provide any person with a copy of its financial code of ethics free of charge.  Please contact Larry Olson at 250-490-3378to request a copy of MCC’s financial code of ethics.  Management believes MCC’s financial code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Item 11.  Executive Compensation.

MCC has paid $5,000 in compensation to its named executive officers during its fiscal year ended August 31, 2008.

Since MCC’s inception, no stock options, stock appreciation rights, or long-term incentive plans have been granted, exercised or repriced.

Currently, there are no arrangements between MCC and any of its directors whereby such directors are compensated for any services provided as directors.

MCC has management agreements with all of  its significant employees and named executive officer, and there are no employment agreements or other compensating plans or arrangements with regard to any named executive officer which provide for specific compensation in the event of resignation, retirement, other termination of employment or from a change of control of MCC or from a change in a named executive officer’s responsibilities following a change in control.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners (more than 5%)

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner [1]	(4) Percent of Class [2]
Common Stock	Larry Olson Suite 417 – 1121 6th Avenue SW Calgary, Alberta T2P 5J4	27,000,000	45.4%

[1]  The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Form 10-K from options, warrants, rights, conversion privileges or similar obligations excepted as otherwise noted.

[2] Based on 59,446,200 shares of common stock issued and outstanding as of November 29, 2008.

Security Ownership of Management

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class [1]
Common Stock	Larry Olson Suite 417 – 1121 6th Avenue SW Calgary, Alberta T2P 5J4	27,000,000	45.4%
Common Stock	Directors and Executive Officers (as a group)	27,000,000	45.4%

[1] Based on 59,446,200 shares of common stock issued and outstanding as of November 29, 2008.

Mine Clearing Corp.	Form 10-K - 2008	Page 42

Changes in Control

MCC is not aware of any arrangement that may result in a change in control of MCC.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Since the beginning of MCC’s last fiscal year, no director, executive officer, security holder, or any immediate family of such director, executive officer, or security holder has had any direct or indirect material interest in any transaction or currently proposed transaction, which MCC was or is to be a participant, that exceeded the lesser of (1) $120,000 or (2) one percent of the average of MCC’s total assets at year-end for the last three completed fiscal years, except for the following:

1.	Declaration of Trust

On September 18, 2006 MCC signed an option agreement with Bearclaw Capital Corporation to acquire 90% interest in the Kalamalka Property.  The Claims are registered in the name of Larry Olson, the sole director and officer of MCC.  On September 19, 2006, Mr. Olson executed a trust agreement whereby he has agreed to hold the Claims in trust for MCC.  The option agreement has expired and the mineral claim title also has expired as of November 18, 2008.

2.	Management Services and Rent

During the period ended August 31, 2008, Larry Olson, the sole director and officer of MCC, donates services and rent to MCC that are recognized on the financial statements.  From inception on September 30, 2005 to August 31, 2008, MCC recognized a total of $11,500 for management services at $500 per month provided by and $5,750 for rent at $250 per month provided by Mr. Olson.

3.	Debt Owed To Director

At August 31, 2008, MCC is indebted to Larry Olson, the sole director and officer of MCC, for US$324 and CAD$10,754 (August 31, 2007 $965), representing expenditures paid on behalf of MCC.  This amount is unsecured, non-interest bearing, due on demand and has no specific terms of repayment.

Promoters and control persons

During the past two fiscal years, Larry Olson has been a promoter of MCC’s business, but Mr. Olson has not received anything of value from MCC nor is any person entitled to receive anything of value from MCC for services provided as a promoter of the business of MCC.

Director independence

MCC’s board of directors currently consists of Larry Olson.  In summary, an “independent director” means a person other than an executive officer or employee of MCC or any other individual having a relationship which, in the opinion of MCC’s board of directors, would interfere with the exercise of independent judgement in carrying out the responsibilities of a director, and includes any director who accepted any compensation from MCC in excess of $200,000 during any period of 12 consecutive months with the three past fiscal years.  Also, the ownership of MCC’s stock will not preclude a director from being independent.

In applying this definition, MCC’s board of directors has determined that Mr. Olson does not qualify as an “independent director” pursuant to the same Rule.

As of the date of the report, MCC did not maintain a separately designated compensation or nominating committee.

MCC has also adopted this definition for the independence of the members of its audit committee.  Larry Olson serves on MCC’s audit committee.  MCC’s board of directors has determined that Mr. Olson is not “independent” for purposes of Rule 4200(a)(15) of the NASDAQ Manual, applicable to audit, compensation and nominating committee members, and is not “independent” for purposes of Section 10A(m)(3) of the Securities Exchange Act.

Mine Clearing Corp.	Form 10-K - 2008	Page 43

Item 14.  Principal Accounting Fees and Services

(1)  Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for MCC’s audit of consolidated annual financial statements and for review of financial statements included in MCC’s Form 10-QSB’s or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2007 - $13,197 – Manning Elliott LLP – Chartered Accountants
2006 - $0 – Manning Elliott LLP – Chartered Accountants

(2)  Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of MCC’s consolidated financial statements and are not reported in the preceding paragraph:

2007 - $0 – Manning Elliott LLP – Chartered Accountants
2006 - $0 – Manning Elliott LLP – Chartered Accountants

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2007 - $0 – Manning Elliott LLP – Chartered Accountants
2006 - $0 – Manning Elliott LLP – Chartered Accountants

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2007 - $0 – Manning Elliott LLP – Chartered Accountants
2006 - $0 – Manning Elliott LLP – Chartered Accountants

(6)   The percentage of hours expended on the principal accountant’s engagement to audit MCC’s consolidated financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was nil %.

Mine Clearing Corp.	Form 10-K - 2008	Page 44

PART IV

Item 15.  Exhibits

(a)           Index to and Description of Exhibits.

Exhibit	Description	Status
3.1	Articles of Incorporation filed as an exhibit to MCC’s registration statement on Form SB-2 filed on April 6, 2007, and incorporated herein by reference.	Filed
3.2	By-Laws filed as an exhibit to MCC’s registration statement on Form SB-2 filed on April 6, 2007, and incorporated herein by reference.	Filed
10.1
Kalamalka property agreement dated September 18, 2006 between MCC Resources Incorporated and Bearclaw Capital Corp., filed as an exhibit to MCC’s registration statement on Form SB-2 filed on April 6, 2007, and incorporated herein by reference.
Filed
10.2
Kalamalka property option agreement addendum #1 dated December 30, 2006 between Bearclaw Capital Corp. and MCC Resources Incorporated, filed as an exhibit to MCC’s registration statement on Form SB-2 filed on April 6, 2007, and incorporated herein by reference.
Filed
10.4	Kalamalka property trust agreement dated September 19, 2006, filed as an exhibit to MCC’s registration statement on Form SB-2 filed on April 6, 2007, and incorporated herein by reference.	Filed
10.5
Kalamalka property option agreement addendum #2 dated March 29, 2007 between Bearclaw Capital Corp. and MCC Resources Incorporated, filed as an exhibit to MCC’s registration statement on Form SB-2 filed on April 6, 2007, and incorporated herein by reference.
Filed
10.6
Kalamalka property agreement addendum #3 dated October 27, 2007 between Bearclaw Capital Corp. and MCC Resources Incorporated, filed as an exhibit to MCC’s Form 8-K (Current Report) filed on October 30, 2007, and incorporated herein by reference.
Filed
14	Financial Code of Ethics filed as an exhibit to MCC’s Form SB-2 filed on April 6, 2007, and incorporated herein by reference.	Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

Mine Clearing Corp.	Form 10-K - 2008	Page 45

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Mine Clearing Corp.has caused this report to be signed on its behalf by the undersigned duly authorized person.

Mine Clearing Corp.

By:	/s/ Larry Olson
Name:	Larry Olson
Title:	President and Principal Financial Officer
Dated:	November 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Mine Clearing Corp Inc. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date
/s/ Larry Olson	President, Principal Executive Officer, Principal Accounting Officer Member of the Board of Directors	November 29, 2008

Mine Clearing Corp.	Form 10-K - 2008	Page 46