Form 10-Q
period 2008-11-30
Mine Clearing Corp.
filed 2009-01-14
CIK 1393548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission file number 000-52944

MINE CLEARING CORP.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	00-0000000 (I.R.S. Employer Identification No.)
#640 – 801 6th Ave. SW, Calgary, Alberta, Canada (Address of principal executive offices)	T2P 3W2 (Zip Code)
403-681-6249 (Registrant’s telephone number, including area code)
Peak Resources Incorporated (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes         [    ]  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act.

Larger accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[X]  Yes         [   ]  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at January 13, 2009
common stock - $0.001 par value	59,446,000

Form 10-Q – Q1	Mine Clearing Corp.	2

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

MINE CLEARING CORP.

FINANCIAL STATEMENTS

For the period ended

November 30, 2008

Form 10-Q – Q1	Mine Clearing Corp.	3

Mine Clearing Corp.
(formerly Peak Resources Incorporated)
(A Development Stage Company)
Balance Sheets
(Expressed in US dollars)

	November 30, 2008 $	August 31, 2008 $
	(unaudited)

ASSETS

Current Assets

Cash	63,902	269,625
Prepaid expenses	2,228	2,228

Total Current Assets	66,130	271,853

Equipment (Note 3)	965	1,211

Total Assets	67,095	273,064

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	34,081	11,581
Accrued liabilities	19,679	15,981
Due to related parties (Note 4(b))	6,201	10,397

Total Liabilities	59,961	37,959

Commitments and Contingencies (Note 1 and 5)

Stockholders’ Equity

Common Stock, 200,000,000 shares authorized, $0.001 par value 59,446,200 shares issued and outstanding	59,446	59,446

Additional Paid-in Capital	340,904	340,904

Donated Capital	26,250	26,250

Deficit Accumulated During the Development Stage	(419,466)	(191,495)

Total Stockholders’ Equity	7,134	235,105

Total Liabilities and Stockholders’ Equity	67,095	273,064

(The Accompanying Notes are an Integral Part of These Financial Statements)

Form 10-Q – Q1	Mine Clearing Corp.	4

Mine Clearing Corp.
(formerly Peak Resources Incorporated)
(A Development Stage Company)
Statements of Operations
(Expressed in US dollars)
(unaudited)

	Accumulated From September 30, 2005	For the Three Months	For the Three Months
	(Date of Inception)	Ended	Ended
	to November 30,	November 30,	November 30,
	2008	2008	2007
	$	$	$

Revenue	–	–	–

Expenses

General and administrative (Note 4 and 6)	176,888	88,805	2,920
Amortization	267	246	–
Research and development costs	98,000	98,000	–
Professional and marketing fees	123,714	40,920	13,631

Total Expenses	398,869	227,971	16,551

Net Loss Before Discontinued Operations	(398,869)	(227,971)	(16,551)

Discontinued operations (Note 8)	(20,597)	–	(6,068)

Net Loss	(419,466)	(227,971)	(22,619)

Net Loss Per Share – Basic and Diluted
Continuing Operations		–	–
Discontinued Operations		–	–

Weighted Average Shares Outstanding		59,446,000	58,380,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

Form 10-Q – Q1	Mine Clearing Corp.	5

Mine Clearing Corp.
(formerly Peak Resources Incorporated)
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	Accumulated From September 30, 2005 (Date of Inception) to November 30, 2008		For the Three Months Ended November 30, 2008		For the Three Months Ended November 30, 2007
	$		$		$

Operating Activities

Net loss		(419,466)		(227,971)		(22,619)

Adjustments to reconcile net loss to net cash used in operating activities:

Donated services and rent		26,250		–		2,250
Impairment of mineral property		9,957		–		5,218
Amortization		267		246		–

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities		53,760		26,198		9,372
Prepaid expenses		(2,228)		–		–
Due to related party		5,791		(4,196)		957

Net Cash Used in Operating Activities		(325,669)		(205,723)		(4,822)

Investing Activities

Mineral property acquisition costs		(9,547)		–		(5,218)
Equipment acquisition		(1,232)		–		–
Net Cash Used in Investing Activities		(10,779)		–		(5,218)

Financing Activities

Proceeds from the issuance of common stock		400,350		–		–

Net Cash Provided by Financing Activities		400,350		–		–

Increase (Decrease) In Cash		63,902		(205,723)		(10,040)

Cash - Beginning of Period		–		269,625		28,857

Cash - End of Period		63,902		63,902		18,817

Supplemental Disclosures

Interest paid		–		–		–
Income tax paid		–		–		–

(The Accompanying Notes are an Integral Part of These Financial Statements)

Form 10-Q – Q1	Mine Clearing Corp.	6

Mine Clearing Corp.
(formerly Peak Resources Incorporated)
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
November 30, 2008
(unaudited)

1.	Development Stage Company

Peak Resources Incorporated (the “Company”) was incorporated in the State of Nevada on September 30, 2005. On August 18, 2008, the Company changed its name to Mine Clearing Corp. The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting for Development Stage Enterprises”. The Company’s former principal business was the acquisition and exploration of mineral resource properties. During the fourth quarter of 2008, the Company changed its principal business and entered into licensing agreements for the rights to certain intellectual properties in the landmine scanning, detection, mapping and removal services. Refer to Note 5.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at November 30, 2008, the Company has accumulated losses of $419,466 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.      Summary of Significant Accounting Policies

a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is August 31.

b)	Interim Financial Statements

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these interim unaudited financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended August 31, 2008, included in the Company’s Annual Report on Form 10-K filed on December 2, 2008 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at November 30, 2008, and the consolidated results of its operations and consolidated cash flows for the three months ended November 30, 2008 and November 30, 2007. The results of operations for the three months ended November 30, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year ending August 31, 2009.

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

Form 10-Q – Q1	Mine Clearing Corp.	7

Mine Clearing Corp.
(formerly Peak Resources Incorporated)
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
November 30, 2008
(unaudited)

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2008 and 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

f)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

g)	Research and Development Costs

Pursuant to FAS 2 “Accounting for Research and Development Costs” the Company expenses all research and development costs as incurred.

h)	Mineral Property Costs

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

i)	Property and Equipment

Property and equipment is recorded at cost and is amortized on a straight-line basis over 5 years.

j)	Long-Lived Assets

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

Form 10-Q – Q1	Mine Clearing Corp.	8

Mine Clearing Corp.
(formerly Peak Resources Incorporated)
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
November 30, 2008
(unaudited)

2	Summary of Significant Accounting Policies (continued)

k)	Financial Instruments
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

l)	Discontinued Operations

Certain amounts have been reclassified to present the Company’s discontinuance of its mineral exploration operations, as discontinued operations. Unless otherwise indicated, information presented in the notes to the financial statements relates only to the Company’s continuing operations. Information relating to discontinued operations is included in Note 8.

m)	Income Taxes

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

n)	Foreign Currency Translation

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

o)	Recent Issued Accounting Pronouncements

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

Form 10-Q – Q1	Mine Clearing Corp.	9

Mine Clearing Corp.
(formerly Peak Resources Incorporated)
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
November 30, 2008
(unaudited)

2.           Summary of Significant Accounting Policies (continued)

o)	Recently Issued Accounting Pronouncements (continued)

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement did not have a material effect on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company's financial statements.

Form 10-Q – Q1	Mine Clearing Corp.	10

Mine Clearing Corp.
(formerly Peak Resources Incorporated)
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
November 30, 2008
(unaudited)

3.	Property and Equipment

			November 30,	August 31
			2008	2008
	Cost $	Accumulated Amortization $	Net Book Value $	Net Book Value $

Equipment	1,232	267	965	1,211

4.           Related Party Transactions

a)
During the period ended November 30, 2008, the Company recognized a total of $nil (2007 - $1,500) for management services at $500 per month provided by the President of the Company, and $nil (2007 - $750) for rent at $250 per month provided by the President of the Company.  Refer to Note 6(a). During the three month period ended November 30, 2008 the Company paid $4,000 of rent and the Company ceased to recognize donated rent starting September 1, 2008.

b)
At November 30, 2008, the Company is indebted to a director of the Company for $6,201 (August 31, 2008 $10,397), representing expenditures paid on behalf of the Company. This amount is unsecured, non-interest bearing, due on demand and has no specific terms of repayment.

5.           Commitments

a)
On August 1, 2008, the Company entered into a management agreement with the President of the Company to provide management services. Under the terms of the agreement, the Company agreed to pay $5,000 per month for an initial term of 24 months.

b)
On August 1, 2008, the Company entered into a management agreement with a contractor to provide management services. Under the terms of the agreement, the Company agreed to pay $5,000 per month for an initial term of 24 months. On November 12, 2008, the Company decided to terminate the agreement effective January 13, 2009, pursuant to the termination clause.

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

i.
Phase 1 is the System Analysis and Design Phase. The cost to complete this phase is approximately $365,500 (£215,000). Phase 1 is expected to be completed on or before December 15, 2008. The Company will be required to deliver an initial payment of $98,000 (£53,750) (paid), followed by 3 sequential monthly payments of $149,000 (£96,750), $102,000 (£53,750) and $16,500 (£10,750).

ii.
Phase 2 is the Ground Based Demonstrators Phase. This phase is expected to cost approximately $630,000 to $770,000 (£410,000 to £500,000). Phase 2 is expected to be completed on or before May 15, 2009.

iii.
Phase 3 is the Unmanned Aeronautical Vehicle Integration Phase. This phase is expected to cost approximately $238,000 to $308,000 (£155,000 to £200,000). Phase 3 is expected to be completed on or before July 30, 2009.

Form 10-Q – Q1	Mine Clearing Corp.	11

Mine Clearing Corp.
(formerly Peak Resources Incorporated)
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
November 30, 2008
(unaudited)

5.       Commitments (continued)

d)
On August 7, 2008, the Company entered into a Technology Exploitation Agreement with the Licensor to acquire a non-transferable license to utilize certain sensor intellectual property (“Cold Sky technology”) to develop, manufacture, use and sell any anomaly or metal detector product or products developed by the Company using the Cold Sky technology. The consideration for the license to use the Cold Sky technology is an upfront fee of £125,000 (US$192,000), which shall be payable upon completion of Phase 3 of the Services Agreement (Refer to Note 6(c)) and thereafter a royalty of £1,000 (US$1,500) for each product deployed by the Company, including sales of the product designed by the Company for integration into systems manufactured by third parties or suppliers of spare or replacement parts. The maximum royalty limit the Company shall be required to pay is £250,000 (US$384,000) over a ten year period commencing upon completion of the Services Agreement.

e)
On August 7, 2008, the Company entered into a Technology Exploitation Agreement with the Licensor to acquire a non-transferable license to utilize certain sensor intellectual property (“Fig8 technology”) in order to develop, manufacture, use and sell any anomaly or metal detector product or products developed by the Company using the Fig8 technology. The consideration for the license to use the Fig8 technology is an upfront fee of £125,000 (US$192,000), which shall be payable upon completion of the final phase of the Services Agreement and thereafter a royalty of £125 (US$190) for each product deployed by the Company, including sales of the product designed by the Company for integration into systems manufactured by third parties or suppliers of spare or replacement parts. The maximum royalty limit the Company shall be required to pay is £250,000 (US$384,000) over a ten year period commencing upon completion of the Services Agreement.

f)
On August 15, 2008, the Company entered into a management agreement with a contractor to provide management services. Under the terms of the agreement, the Company agreed to pay $2,500 per month for an initial term of 24 months.

g)
On August 27, 2008, the Company entered into a contract with an investor relations firm. In consideration for investor relations services, the Company will pay the firm 3% for all venture investments. The Company will also pay EUR 2,000 (US$2,500) per month for three months commencing September 1, 2008. The agreement can be revoked by either party at any time during the three month period, however, introductions made by the investor relations firm that lead to financing will be honored for a period of one year. For all introductions, the maximum finder’s fee payable is 10% (inclusive of the 3% fee).

h)
On September 9, 2008, the Company entered into a management agreement with a consultant to provide consulting services. Under the terms of the agreement, the Company agreed to pay $3,500 per month for an initial term of 24 months.

i)
On October 17, 2008, the Company signed a memorandum of understanding with a bank to advise the Company in its private placement of new shares with European institutional investors.  In consideration for these services the Company has agreed to pay for all expenses, fees and any other costs incurred in connection with the private placement, 10% of the gross proceeds of the private placement, and EUR15,000 (US$19,000) for work provided during the Due Diligence.

j)
On November 18, 2008, the Company entered into a management agreement with a consultant to provide management services.  Under the terms of the agreement, the Company agreed to pay $2,500 per month for an initial term of 24 months.

6.       Common Stock

a)
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

Form 10-Q – Q1	Mine Clearing Corp.	12

Mine Clearing Corp.
(formerly Peak Resources Incorporated)
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
November 30, 2008
(unaudited)

7.      Discontinued Operations

On August 7, 2008, the Company discontinued all operations related to the former business of acquiring and exploring mineral resource properties.

The results of discontinued operations are summarized as follows:

	Accumulated From September 30, 2005 (Date of Inception)	For the Three Months Ended	For the Three Months Ended
	to November 30,	November 30,	November 30,
	2008	2008	2007

Expenses

Impairment of mineral property (Note 4)	9,957	–	5,217
Mineral property costs	10,640	–	851

Net Loss	(20,597)	–	(6,068)

8.           Subsequent Event

On December 15, 2008, the Company signed a loan agreement to receive $18,000 from a shareholder of the Company to be used for general working capital.  The loan is unsecured, has a term of one year and bears interest at 5% per annum calculated semi-annually and payable upon termination of the loan.

Form 10-Q – Q1	Mine Clearing Corp.	13

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

THE FOLLOWING PRESENTATION OF MANAGEMENT’S DISCUSSION AND ANALYSIS OF MINE CLEARING CORP. SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED HEREIN.

Forward-Looking Statements

Some of the information in this quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Private Securities Litigation Reform Act of 1995.  All statements other than statements of historical facts included in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives for future operations, are forward-looking statements.  These statements express, or are based on, our expectations about future events.  Forward-looking statements give our current expectations or forecasts of future events.  Forward-looking statements generally can be identified by the use of forward looking terminology such as “may,” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “believe” or “continue” or the negative thereof or similar terminology.

Although any forward-looking statements contained in this Form 10-Q or otherwise expressed by or on behalf of us are, to our knowledge and judgment, believed to be reasonable, there can be no assurances that any of these expectations will prove correct or that any of the actions that are planned will be taken.  Forward-looking statements involve and can be affected by inaccurate assumptions or by known and unknown risks and uncertainties which may cause our actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. Important factors that could cause actual results to differ materially from expected results include those discussed under the caption “Risk Factors” in our annual report on Form 10-K for the year ended August 31, 2008 and filed on December 2, 2008.  Any of these factors could cause our actual results to differ materially from the results implied by these or any other forward-looking statements made by us or on our behalf.  We cannot assure you that our future results will meet our expectations.  When you consider these forward-looking statements, you should keep in mind these factors.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these factors.  Our forward-looking statements speak only as of the date made.  We assume no duty to update or revise its forward-looking statements based on changes in internal estimates or expectations or otherwise.

Overview

Mine Clearing Corp. (“MCC”) is developing an advanced technology solution to locating, mapping and removing landmines. Our solution is based on two patented sensors that will be further developed by our technology provider, Roke Manor Research Ltd. (“Roke”), for our specific demining solution. The resulting technology product will be an integrated stand-alone scanning, locating and mapping system that will utilize Unmanned Aerial Vehicles, GPS mapping software and specialized training of resident personnel of client countries. MCC expects that the system will be substantially faster, more efficient and safer than existing approaches to the dangerous process of landmine detection and removal.

Roke, a subsidiary of Siemens AG, are our strategic technology providers and the sensor technology we have licensed from Roke represents the foundation of our technology solution. Roke is owned by Siemens and based in Romsey, Hampshire, UK is an innovative solutions provider and contract R&D specialist. They have pioneered developments in electronic sensors, networks and communications technology, providing products and services to Siemens businesses, government departments, and commercial customers. (Roke employs approximately 475 people. Orders for the financial year ending 30 September 2007 were £44.85m and turnover for the same period was £42.55 million.)

Form 10-Q – Q1	Mine Clearing Corp.	14

MCC has licensed two proprietary sensors for the exclusive use of landmine detection from Roke via two licensing agreements entered into on August 7, 2008. The sensor technology will be further developed by Roke through a Development and Consultancy Support Services Agreement (“Services Agreement”) entered into on August 7, 2008.

Plan of Operation

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

•
Develop and market a business model that is based on complex technology but that delivers direct and significant benefits. Our complex system will scan, detect, and map the location of buried landmines. Retired military personnel and civilians, including mine survivors, will provide the bulk of our human resource needs. Our commitment to our clients will even go as far as the establishment of product assembly sites, Centers of Excellence and regional training centers.

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

The key milestones and achievement dates are outlined in the following table:

Milestone	Details	Achievement Date
Raise $5 million[1]	Required to fund R&D, corporate and business development.	February 2009
Additional board member additions	International board members added for business development and future fund raising.	February 2009
Roke Phase 1 completed	System analysis and design phase	Mar/April 2009
Letters of Understanding	Client countries secure initial position for demonstrations.	April 2009
Roke Phase 2 completed	Ground based demonstrators completed including landmine location and mapping function	June/July 2009
Letters of Intent signed with initial client countries	Countries having viewed functionality of phase 2 will be requested to sign LOIs to ensure they are positioned to be first client countries.	June/July 2009
Roke Phase 3 completed	UAV integration and testing. Final prototype demonstrated.	Sept/Oct 2009
Contracts signed and deposits (1/3) taken	We anticipate our first year of operations will generate contracts in a minimum of 2 countries.	Oct/Nov 2009
1 MCC has not reached any definitive arrangements for financing as of the date of this report.

Form 10-Q – Q1	Mine Clearing Corp.	15

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

Risk Factors

An investment in MCC’s common stock involves a number of very significant risks.  Prospective investors should refer to all the risk factors disclosed in MCC’s Form 10-K filed on December 2, 2008.

Results of Operation for the Period Ended November 30, 2008

MCC has had no operating revenues since its inception on September 30, 2005, through to November 30, 2008.  MCC’s activities have been financed from the proceeds of share subscriptions and from a shareholder loan.  From MCC’s inception on September 30, 2005 to November 30, 2008 MCC raised a total of approximately $400,000 from private placements of its common stock and $18,000 from a shareholder loan.

For the period from inception on September 30, 2005, to November 30, 2008, MCC incurred total expenses of $398,869.  These expenses included $123,714 in professional fees, $98,000 in research and development costs, $176,888 in general and administrative expenses, $267 in amortization expenses and $20,597 in expenses due to discontinued operations (mineral property costs).  MCC’s general and administrative expenses include donated management services, donated rent, office maintenance, bank charges, travel, communication expenses, courier, postage costs, and office supplies.  MCC’s professional fees consist of legal, consulting, management fees, accounting and auditing fees.

Form 10-Q – Q1	Mine Clearing Corp.	16

For the three month period ended November 30, 2008, MCC incurred total expenses of $227,971.  These expenses included $40,920 in professional fees, $88,805 in general and administrative expenses, and $98,000 in research and development costs.  MCC’s general and administrative expenses mainly include donated management services, donated rent, office maintenance, bank charges, travel, communication expenses, courier, postage costs, and office supplies.  MCC’s professional fees consist of legal, consulting, management fees, accounting and auditing fees.

For the three month period ended November 30, 2007, Peak incurred total expenses of $16,551.  These expenses included $13,631 in professional fees, $2,920 in general and administrative expenses. Peak recognized $5,218 in impairment of mineral property.  Peak’s general and administrative expenses mainly include $1,500 for donated management services and $750 for donated rent, which were provided by its President

Liquidity and Capital Resources

As at November 30, 2008, MCC had a cash balance of $63,902 and had working capital of $6,169.  MCC’s accumulated deficit was $419,466 as at November 30, 2008.  MCC’s net loss of $419,966 from September 30, 2005 (date of inception) to November 30, 2008 was mostly funded by its equity financing.  From September 30, 2005 (date of inception) to November 30, 2008, MCC raised $400,350 in equity financing and $18,000 in debt financing.  The net increase in cash from September 30, 2005 (date of inception) to November 30, 2008 was $63,902.

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

Form 10-Q – Q1	Mine Clearing Corp.	17

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

Net Cash Used in Operating Activities

For the three month period ended November 30, 2008, net cash used in operating activities totalled $ 205,723 compared with $4,822 for the previous fiscal year.

As at November 30, 2008, MCC had a cash balance of $63,902 and had working capital of $6,169.  During the fiscal three month period ended November 30, 2008, MCC used $205,723 in cash for operating activities.  This was primarily a result of an operating loss of $227,971, offset by non-cash items for amortization of $246, and a net increase in accounts payable and accrued liabilities of $26,198.  During the  three month period ended November 30, 2008, MCC paid $nil towards accounts payable.  There were also changes in prepaid expenses and due to related parties resulting in a net use of cash of $4,196.

Net Cash Used in Investing Activities

Net cash provided by investing activities was $(0) for the  three month period ended November 30, 2008 as compared with $(5,218) of cash used for the previous  year.

MCC used net cash of $0 in investing activities during the  three month period ended November 30, 2008.  For the  three month period ended November 30, 2008, MCC’s monthly cash requirement was approximately $68,585 in operating activities and approximately $0 in investing activities.  Management anticipates that after January 2009 if MCC intends to execute its business plan its monthly expenses will increase to $233,000 for technology and product development plus general and administration (including business development). This includes an average of $43,000 for human resources and staffing, an average of $127,000 for research and development, $30,000 for business development including travel costs, and $33,000 for public company, legal, accounting, marketing and office costs.  During the last quarter of the upcoming fiscal year it will require the majority of its $1.4 million budget for capital expenditures to build and deploy its first commercial unit.

Net Cash Used in Financing Activities

Net cash provided by financing activities increased to $0 for the  three month period ended November 30, 2008 as compared with financing of $0 for the previous fiscal year from the issuance of common stock.

Form 10-Q – Q1	Mine Clearing Corp.	18

Off-balance Sheet Arrangements

MCC has not engaged in any off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations

MCC is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Forward Looking Statements

The information in this quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements involve risks and uncertainties, including statements regarding MCC’s capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.  Actual events or results may differ materially.  In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports MCC files with the Securities and Exchange Commission.  These factors may cause MCC’s actual results to differ materially from any forward-looking statement.  MCC disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.  The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

MCC is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 4.  Controls and Procedures.

Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of our Chief Executive Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2008 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of November 30, 2008, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

Form 10-Q – Q1	Mine Clearing Corp.	19

Management is currently evaluating remediation plans for the above control deficiencies.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

MCC is not a party to any pending legal proceedings and, to the best of MCC’s knowledge, none of MCC’s property or assets are the subject of any pending legal proceedings.

Item 1A.  Risk Factors.

MCC is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter of the fiscal year covered by this report, (i) MCC did not modify the instruments defining the rights of its shareholders, (ii) no rights of any shareholders were limited or qualified by any other class of securities, and (iii) MCC did not sell any unregistered equity securities.

Item 3.  Defaults Upon Senior Securities.

During the quarter of the fiscal year covered by this report, no material default has occurred with respect to any indebtedness of MCC.  Also, during this quarter, no material arrearage in the payment of dividends has occurred.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise, during the quarter of the fiscal year covered by this report.

Item 5.  Other Information.

During the quarter of the fiscal year covered by this report, MCC reported all information that was required to be disclosed in a report on Form 8-K.

MCC has adopted a new code of ethics that applies to all its executive officers and employees, including its CEO and CFO.  See Exhibit 14 – Code of Ethics for more information.  MCC undertakes to provide any person with a copy of its financial code of ethics free of charge.  Please contact Larry Olson at 403-681-6249 to request a copy of MCC’s code of ethics.  Management believes MCC’s code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Form 10-Q – Q1	Mine Clearing Corp.	20

Item 6.  Exhibits

(a)	Index to and Description of Exhibits

All Exhibits required to be filed with the Form 10-Q are included in this quarterly report or incorporated by reference to MCC’s previous filings with the SEC, which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 000-52944 and SEC File Number 333-135743.

Exhibit	Description	Status
3.1	Articles of Incorporation filed as an exhibit to MCC’s registration statement on Form SB-2 filed on April 6, 2007, and incorporated herein by reference.	Filed
3.2	By-Laws filed as an exhibit to MCC’s registration statement on Form SB-2 filed on April 6, 2007, and incorporated herein by reference.	Filed
3.3	Certificate of Amendment dated September 8, 2008, filed as an exhibit to MCC’s Form 8-K (Current Report) filed on September 11, 2008, and incorporated herein by reference.	Filed
10.1
Kalamalka property agreement dated September 18, 2006 between Peak Resources Incorporated and Bearclaw Capital Corp., filed as an exhibit to MCC’s registration statement on Form SB-2 filed on April 6, 2007, and incorporated herein by reference.
Filed
10.2
Kalamalka property option agreement addendum #1 dated December 30, 2006 between Bearclaw Capital Corp. and Peak Resources Incorporated, filed as an exhibit to MCC’s registration statement on Form SB-2 filed on April 6, 2007, and incorporated herein by reference.
Filed
10.4	Kalamalka property trust agreement dated September 19, 2006, filed as an exhibit to MCC’s registration statement on Form SB-2 filed on April 6, 2007, and incorporated herein by reference.	Filed
10.5
Kalamalka property option agreement addendum #2 dated March 29, 2007 between Bearclaw Capital Corp. and Peak Resources Incorporated, filed as an exhibit to MCC’s registration statement on Form SB-2 filed on April 6, 2007, and incorporated herein by reference.
Filed
10.6
Development and Consultancy Support Services Agreement dated July 29, 2008 (effective August 7, 2008) between Roke Manor Research Limited and Peak Resources Incorporated, filed as an exhibit to MCC’s Form 8-K (Current Report) filed on August 14, 2008, and incorporated herein by reference.
Filed
10.7
Technology Exploitation Agreement (Cold Sky) dated July 29, 2008 (effective August 7, 2008), 2008 between Roke Manor Research Limited and Peak Resources Incorporated, filed as an exhibit to MCC’s Form 8-K (Current Report) filed on August 14, 2008, and incorporated herein by reference.
Filed
10.8
Technology Exploitation Agreement (Fig8) dated July 29, 2008 (effective August 7, 2008), 2008 between Roke Manor Research Limited and Peak Resources Incorporated, filed as an exhibit to MCC’s Form 8-K (Current Report) filed on August 14, 2008, and incorporated herein by reference.
Filed
10.9
Management Agreement dated August 1, 2008 between Peak Resources Incorporated and Larry J. Olson, filed as an exhibit to MCC’s Form 8-K (Current Report) filed on August 25, 2008, and incorporated herein by reference.
Filed
10.10
Management Agreement dated August 1, 2008 between Peak Resources Incorporated and Robert Williams, filed as an exhibit to MCC’s Form 8-K (Current Report) filed on August 25, 2008, and incorporated herein by reference.
Filed
10.11
Management Agreement dated August 1, 2008 between Peak Resources Incorporated and Pierre Zakarauskas, filed as an exhibit to MCC’s Form 8-K (Current Report) filed on August 25, 2008, and incorporated herein by reference.
Filed
10.12
Management Agreement dated September 9, 2008 between Mine Clearing Corp. and Dr. Faysal Abdelgadir Mohamed, filed as an exhibit to MCC’s Form 8-K (Current Report) filed on September 16, 2008, and incorporated herein by reference.
Filed
10.13
Management Agreement dated September 9, 2008 between Mine Clearing Corp. and Mr. Al Carruthers, filed as an exhibit to MCC’s Form 8-K (Current Report) filed on November 24, 2008, and incorporated herein by reference.
Filed
14	Financial Code of Ethics filed as an exhibit to MCC’s Form SB-2 filed on April 6, 2007, and incorporated herein by reference.	Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

Form 10-Q – Q1	Mine Clearing Corp.	21

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Mine Clearing Corp. has caused this report to be signed on its behalf by the undersigned duly authorized person.

MINE CLEARING CORP.

Dated: January 14, 2009	By: /s/ Larry Olson
Name: Larry Olson
Title: Director, President, CEO, and CFO
(Principal Executive Officer and
Principal Financial Officer)