Form 10-Q
period 2009-02-28
Mine Clearing Corp.
filed 2009-04-13
CIK 1393548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

 (Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

February 28, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

 to

Commission file number     000-52944

MINE CLEARING CORP.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	00-0000000 (I.R.S. Employer Identification No.)
#640 – 801 6th Ave. SW, Calgary, Alberta, Canada (Address of principal executive offices)	T2P 3W2 (Zip Code)
403-681-6249 (Registrant’s telephone number, including area code)
Peak Resources Incorporated . (Former name, former address and former fiscal year, if changed since last report)

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

[ X ] Yes         [   ]  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at April 12, 2009
common stock - $0.001 par value	59,446,200

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements (Unaudited)

  3

Item 2.

Management's Discussion and Analysis or Plan of Operations

13

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

18

Item 4.

Controls and Procedures

19

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

19

Item 2.

Unregistered Sales of Securities and Use of Proceeds

19

Item 3.

Defaults upon Senior Securities

20

Item 4.

Submission of Matters to a Vote of Security Holders

20

Item 5.

Other Information

20

Item 6.

Exhibits

21

Form 10-Q – Q2	Mine Clearing Corp. 2

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

MINE CLEARING CORP.

(A Development Stage Company)

FINANCIAL STATEMENTS

For the period ended

February 28, 2009

Index

Balance Sheets as of February 28, 2009 (Unaudited) and August 31, 2008

F-1

Unaudited Statements of Operations for the three months and six months ended February 28, 2009 and 2008 and from September 30, 2005 (Inception) to February 28, 2009

F-2

Unaudited Statements of Cash Flows for the six months ended February 28, 2009 and 2008 and from September 30, 2005 (inception) to February 28, 2009

F-3

Unaudited Notes to the Financial Statements

F-4

Mine Clearing Corp.

(A Development Stage Company)

Balance Sheets

	February 28, 2009 $	August 31, 2008 $
	(unaudited)

ASSETS

Current Assets

Cash	14,119	269,625
Prepaid expenses	2,018	2,228

Total Current Assets	16,137	271,853

Equipment, Net	965	1,211

Total Assets	17,102	273,064

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	42,503	11,581
Accrued liabilities	9,573	15,981
Due to related parties	10,205	10,397
Loan Payable – related party	18,000	–

Total Liabilities	80,281	37,959

Stockholders’ (Deficit) Equity

Common Stock, 200,000,000 shares authorized, $0.001 par value 59,446,200 shares issued and outstanding	59,446	59,446

Additional Paid-in Capital	367,154	367,154

Deficit Accumulated During the Development Stage	(489,779)	(191,495)

Total Stockholders’ Equity (Deficit)	(63,179)	235,105

Total Liabilities and Stockholders’ Equity (Deficit)	17,102	273,064

(The Accompanying Notes are an Integral Part of These Financial Statements)

Mine Clearing Corp.

(A Development Stage Company)

Statements of Operations

 (unaudited)

	Accumulated From September 30, 2005	For the Three Months	For the Three Months	For the Six Months	For the Six Months
	(Date of Inception)	Ended	Ended	Ended	Ended
	to February 28,	February 28,	February 29,	February 28,	February 29,
	2009	2009	2008	2009	2008
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

General and administrative	222,943	46,055	5,754	134,860	8,675
Amortization	267	–	–	246	–
Research and development costs	98,000	–	–	98,000	–
Professional fees	147,972	24,258	4,111	65,178	17,830

Total Expenses	469,182	70,313	9,865	298,284	26,505

Net Loss Before Discontinued Operations	(469,182)	(70,313)	(9,865)	(298,284)	(26,505)

Discontinued operations	(20,597)	–	–	–	(6,068)

Net Loss	(489,779)	(70,313)	(9,865)	(298,284)	(32,573)

Net Loss Per Share – Basic and Diluted
Continuing Operations		–	–	(0.01)	–
Discontinued Operations		–	–	–	–

Weighted Average Shares Outstanding		59,446,000	58,579,000	59,446,000	58,566,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

Mine Clearing Corp.

 (A Development Stage Company)

Statements of Cash Flows

 (Unaudited)

	Accumulated From September 30, 2005 (Date of Inception) to February 28, 2009	For the Six Months Ended February 28, 2009	For the Six Months Ended February 29, 2008
	$	$	$

Operating Activities

Net loss	(489,779)	(298,284)	(32,573)

Adjustments to reconcile net loss to net cash used in operating activities:

Donated services and rent	26,250	–	4,500
Impairment of mineral property	9,957	–	–
Amortization	267	246	–

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	52,076	24,514	(1,139)
Prepaid expenses	(2,018)	210	–
Due to related party	9,795	(192)	(1,251)

Net Cash Used in Operating Activities	(393,452)	(273,506)	(30,463)

Investing Activities

Mineral property acquisition costs	(9,547)	–	–
Equipment acquisition	(1,232)	–	–
Net Cash Used in Investing Activities	(10,779)	–	–

Financing Activities

Proceeds from loan payable – related party	18,000	18,000
Proceeds from the issuance of common stock	400,350	–	25,000

Net Cash Provided by Financing Activities	418,350	18,000	25,000

Increase (Decrease) In Cash	14,119	(255,506)	(5,463)

Cash - Beginning of Period	–	269,625	28,857

Cash - End of Period	14,119	14,119	23,394

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

(The Accompanying Notes are an Integral Part of These Financial Statements)

Mine Clearing Corp.

(A Development Stage Company)

Notes to the Financial Statements

February 28, 2009

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

2.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at February 28, 2009, the Company has accumulated losses of $489,779 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at February 28, 2009, and the consolidated results of its operations and consolidated cash flows for the six months ended February 28, 2009 and February 29, 2008. The results of operations for the six months ended February 28, 2009 are not necessarily indicative of the results to be expected for future quarters or the full year ending August 31, 2009.

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

Mine Clearing Corp.

(A Development Stage Company)

Notes to the Financial Statements

February 28, 2009

(Unaudited)

3.

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

e)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 28, 2009 and 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

f)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company had no cash equivalents as of February 28, 2009 nor August 31, 2008.

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

Mine Clearing Corp.

(A Development Stage Company)

Notes to the Financial Statements

February 28, 2009

(Unaudited)

3.

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

l)

Discontinued Operations

Certain amounts have been reclassified to present the Company’s discontinuance of its mineral exploration operations, as discontinued operations. Unless otherwise indicated, information presented in the notes to the financial statements relates only to the Company’s continuing operations. Information relating to discontinued operations is included in Note 9.

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

n)

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

o)

Recent Issued Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

Mine Clearing Corp.

(A Development Stage Company)

Notes to the Financial Statements

February 28, 2009

(Unaudited)

3.

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

Mine Clearing Corp.

(A Development Stage Company)

Notes to the Financial Statements

February 28, 2009

(Unaudited)

4.

Property and Equipment

			February 28,	August 31,
			2009	2008
	Cost	Accumulated Amortization	Net Book Value	Net Book Value
	$	$	$	$

Equipment	1,232	267	965	1,211

5.

Related Party Transactions

a)

During the six month period ended February 28, 2009, the Company recognized a total of $nil (2008 - $3,000) for management services at $500 per month provided by the President of the Company, and $nil (2008 - $1,500) for rent at $250 per month provided by the President of the Company.  Refer to Note 7(a).

b)

At February 28, 2009, the Company is indebted to a director of the Company for $10,205 (August 31, 2008 -$10,397), representing expenditures paid on behalf of the Company and management services. This amount is unsecured, non-interest bearing, due on demand and has no specific terms of repayment. Imputed interest as was considered, however, is immaterial to the financial statements at February 28, 2009.

6.

Loan Payable

On December 15, 2008, the Company signed a loan agreement to receive $18,000 from a shareholder of the Company to be used for general working capital.  The loan is unsecured, non-interest bearing and has a term of one year. Imputed interest as was considered, however, is immaterial to the financial statements at February 28, 2009.

7.

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

i.

Phase 1 is the System Analysis and Design Phase. The cost to complete this phase is approximately $365,500 (£215,000). The Company will be required to deliver an initial payment of $98,000 (£53,750) (paid), followed by 3 sequential monthly payments of $138,000 (£96,750), $76,700 (£53,750) and $15,400 (£10,750).

ii.

Phase 2 is the Ground Based Demonstrators Phase. This phase is expected to cost approximately $585,000 to $713,000 (£410,000 to £500,000).

iii.

Phase 3 is the Unmanned Aeronautical Vehicle Integration Phase. This phase is expected to cost approximately $221,000 to $285,000 (£155,000 to £200,000).

Mine Clearing Corp.

(A Development Stage Company)

Notes to the Financial Statements

February 28, 2009

(Unaudited)

7.

Commitments (continued)

a)

On August 7, 2008, the Company entered into a Technology Exploitation Agreement with the Licensor to acquire a non-transferable license to utilize certain sensor intellectual property (“Cold Sky technology”) to develop, manufacture, use and sell any anomaly or metal detector product or products developed by the Company using the Cold Sky technology. The consideration for the license to use the Cold Sky technology is an upfront fee of £125,000 (US$178,300), which shall be payable upon completion of Phase 3 of the Services Agreement (Refer to Note 6(c)) and thereafter a royalty of £1,000 (US$1,400) for each product deployed by the Company, including sales of the product designed by the Company for integration into systems manufactured by third parties or suppliers of spare or replacement parts. The maximum royalty limit the Company shall be required to pay is £250,000 (US$356,500) over a ten year period commencing upon completion of the Services Agreement.

b)

On August 7, 2008, the Company entered into a Technology Exploitation Agreement with the Licensor to acquire a non-transferable license to utilize certain sensor intellectual property (“Fig8 technology”) in order to develop, manufacture, use and sell any anomaly or metal detector product or products developed by the Company using the Fig8 technology. The consideration for the license to use the Fig8 technology is an upfront fee of £125,000 (US$178,300), which shall be payable upon completion of the final phase of the Services Agreement and thereafter a royalty of £125 (US$180) for each product deployed by the Company, including sales of the product designed by the Company for integration into systems manufactured by third parties or suppliers of spare or replacement parts. The maximum royalty limit the Company shall be required to pay is £250,000 (US$356,500) over a ten year period commencing upon completion of the Services Agreement.

c)

On August 15, 2008, the Company entered into a management agreement with a contractor to provide management services. Under the terms of the agreement, the Company agreed to pay $2,500 per month for an initial term of 24 months.

d)

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

e)

On September 9, 2008, the Company entered into a management agreement with a consultant to provide consulting services. Under the terms of the agreement, the Company agreed to pay $3,500 per month for an initial term of 24 months.  This agreement was terminated on February 27, 2009.

f)

On October 17, 2008, the Company signed a memorandum of understanding with a bank to advise the Company in its private placement of new shares with European institutional investors.  In consideration for these services the Company has agreed to pay for all expenses, fees and any other costs incurred in connection with the Private Placement, 10% of the gross proceeds of the Private Placement, and EUR15,000 for work provided during the Due Diligence.

g)

On November 18, 2008, the Company entered into a management agreement with a consultant to provide management services.  Under the terms of the agreement, the Company agreed to pay $2,500 per month for an initial term of 24 months.

h)

On January 1, 2009 the Company entered into a finder’s fee agreement with a finder who will provide a list of investors.  Under the terms of the agreement, the Company agreed to pay 10% of the proceeds invested in the Company by an investor within 90 days.  This agreement was terminated subsequent to February 28, 2009.

8.

Common Stock

a)

On March 3, 2008, the Company affected a nine (9) for one (1) stock dividend of the authorized, issued and outstanding stock.  As a result, the issued and outstanding share capital increased from 5,867,620 shares of common stock to 58,676,200 shares of common stock. All share amounts have been retroactively adjusted for all periods presented.

Mine Clearing Corp.

(A Development Stage Company)

Notes to the Financial Statements

February 28, 2009

(Unaudited)

8.

Common Stock (continued)

b)

On September 8, 2008, the Company increased the authorized capital from 75,000,000 shares of common stock with a par value of $0.001 per share to 200,000,000 shares of common stock with a par value of $0.001 per share.

9.

Discontinued Operations

On August 7, 2008, the Company discontinued all operations related to the former business of acquiring and exploring mineral resource properties.

The results of discontinued operations are summarized as follows:

	Accumulated From September 30, 2005 (Date of Inception)	For the Six Months Ended	For the Six Months Ended
	to February 28,	February 28,	February 29,
	2009	2009	2008

Expenses

Impairment of mineral property	9,957	–	5,217
Mineral property costs	10,640	–	851

Net Loss	(20,597)	–	(6,068)

9.

Subsequent Event

Subsequent to February 28, 2009, the term of the loan payable was extended to December 15, 2009.  Refer to Note 5.

Form 10-Q – Q2	Mine Clearing Corp. 13

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

The key milestones and achievement dates are outlined in the following table:

Milestone	Details	Achievement Date
Raise $5 million[1]	Required to fund R&D, corporate and business development.	April/May 2009
Additional board member additions	International board members added for business development and future fund raising.	May 2009
Roke Phase 1 completed	System analysis and design phase	July 2009
Letters of Understanding	Client countries secure initial position for demonstrations.	June/July 2009
Roke Phase 2 completed	Ground based demonstrators completed including landmine location and mapping function	September 2009

Form 10-Q – Q2	Mine Clearing Corp. 14

Letters of Intent signed with initial client countries	Countries having viewed functionality of phase 2 will be requested to sign LOIs to ensure they are positioned to be first client countries.	September 2009
Roke Phase 3 completed	UAV integration and testing. Final prototype demonstrated.	Nov/Dec 2009
Contracts signed and deposits (1/3) taken	We anticipate our first year of operations will generate contracts in a minimum of 2 countries.	December 2009

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

Results of Operation for the Period Ended February 28, 2009

MCC has had no operating revenues since its inception on September 30, 2005, through to February 28, 2009.  MCC’s activities have been financed from the proceeds of share subscriptions and from a shareholder loan.  From MCC’s inception on September 30, 2005 to February 28, 2009 MCC raised a total of approximately $400,000 from private placements of its common stock and $18,000 from a shareholder loan.

For the period from inception on September 30, 2005, to February 28, 2009, MCC incurred total expenses of $489,779.  These expenses included $147,972 in professional fees, $98,000 in research and development costs, $222,943 in general and administrative expenses, $267 in amortization expenses and $20,597 in expenses due to discontinued operations (mineral property costs).  MCC’s general and administrative expenses include donated management services, donated rent, office maintenance, bank charges, travel, communication expenses, courier, postage costs, and office supplies.  MCC’s professional fees consist of legal, consulting, management fees, accounting and auditing fees.

For the three month period ended February 28, 2009, MCC incurred total expenses of $70,313.  These expenses included $24,258 in professional fees and $46,055 in general and administrative expenses.  MCC’s general and administrative expenses mainly include donated management services, donated rent, office maintenance, bank charges, travel, communication expenses, courier, postage costs, and office supplies.  MCC’s professional fees consist of legal, consulting, management fees, accounting and auditing fees.

For the three month period ended February 28, 2008, MCC incurred total expenses of $9,865.  These expenses included $4,111 in professional fees and $5,754 in general and administrative expenses. Peak’s general and administrative expenses included $1,500 for donated management services and $750 for donated rent, which were provided by its President.

Liquidity and Capital Resources

As at February 28, 2009, MCC had a cash balance of $14,119 and had working capital deficit of ($64,144).  MCC’s accumulated deficit was $489,779 as at February 28, 2009.  MCC’s net loss of $489,779 from September 30, 2005 (date of inception) to February 28, 2009 was mostly funded by its equity financing.  From September 30, 2005 (date of inception) to February 28, 2009, MCC raised $400,350 in equity financing and $18,000 in debt financing.  The net increase in cash from September 30, 2005 (date of inception) to February 28, 2009 was $14,119.

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

Net Cash Used in Operating Activities

For the six month period ended February 28, 2009, net cash used in operating activities totaled $ 273,506 compared with $30,463 for the previous fiscal year.

As at February 28, 2009, MCC had a cash balance of $14,119 and had working capital deficit of ($64,144).  During the fiscal  six month period ended February 28, 2009, MCC used $273,506 in cash for operating activities.  This was primarily a result of an operating loss of $298,284, offset by non-cash items for amortization of $246, and a net increase in accounts payable and accrued liabilities of $24,254.  During the six month period ended February 28, 2009, MCC paid $nil towards accounts payable.  There were also changes in prepaid expenses and due to related parties resulting in a net use of cash of ($18).

Net Cash Used in Investing Activities

Net cash provided by investing activities was $(0) for the six month period ended February 28, 2009 as compared with $nil of cash used for the previous  year.

MCC used net cash of $0 in investing activities during the  six month period ended February 28, 2009.

For the six month period ended February 28, 2009, MCC’s monthly cash requirement was approximately $45,585 in operating activities and approximately $0 in investing activities.  Management anticipates that after April 2009 if MCC intends to execute its business plan its monthly expenses will increase to $233,000 for technology and product development plus general and administration (including business development). This includes an average of $43,000 for human resources and staffing, an average of $127,000 for research and development, $30,000 for business development including travel costs, and $33,000 for public company, legal, accounting, marketing and office costs.  During the last quarter of the upcoming fiscal year it will require the majority of its $1.4 million budget for capital expenditures to build and deploy its first commercial unit.

Net Cash Used in Financing Activities

Net cash provided by financing activities increased to $0 for the  six month period ended February 28, 2009 as compared with financing of $0 for the previous fiscal year from the issuance of common stock.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act (defined below)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

 Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

 Changes in Internal Control over Financial Reporting

 In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended December 31, 2008 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

MCC is not a party to any legal proceedings and, to the best of MCC’s knowledge, none of MCC’s property or assets are the subject of any pending legal proceedings.

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

Form 10-Q – Q2	Mine Clearing Corp. 15

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

Filed
10.13

Management Agreement dated November 18, 2008 between Mine Clearing Corp. and Mr. Al Carruthers, filed as an exhibit to MCC’s Form 8-K (Current Report) filed on November 24, 2008, and incorporated herein by reference.

Filed
4.01

Notice of Changes in Registrant’s Certifying Accountant dated February 12, 2009 whereby Manning Elliott Chartered Accountants were terminated and M&K CPAS, PLLC of Houston, Texas were appointed – filed on February 13, 2009.

16.1	Letter of Manning Elliott Chartered Accountants to the Securities and Exchange Commission dated February 20, 2009 (the former accountants). Filed February 23, 2009.
99.1	Press release announcing MCC accepting the immediate resignation of Dr. Faysal Mohamed in the position of Executive Director – International Business Development. Filed March 3, 2009.
14	Financial Code of Ethics filed as an exhibit to MCC’s Form SB-2 filed on April 6, 2007, and incorporated herein by reference.	Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Mine Clearing Corp. has caused this report to be signed on its behalf by the undersigned duly authorized person.

MINE CLEARING CORP.

Dated:

April 9, 2009

 By:      /s/  Larry Olson

Name:  Larry Olson

Title:

 Director, President, CEO, and CFO

(Principal Executive Officer and

Principal Financial Officer)