Form 10-Q
period 2009-05-31
Mine Clearing Corp.
filed 2009-07-15
CIK 1393548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

 (Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	May 31, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	000-52944

MINE CLEARING CORP.
(Exact name of registrant as specified in its charter)

NEVADA	00-0000000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#640 – 801 6th Ave. SW, Calgary, Alberta, Canada	T2P 3W2
(Address of principal executive offices)	(Zip Code)

403-681.6249
(Registrant’s telephone number, including area code)

N/A
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

Large accelerated filer	[ ]	Accelerated Filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ X ] Yes         [   ]  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at July 15, 2009
common stock - $0.001 par value	59,446,200

MINE CLEARING CORP.

(A Development Stage Company)

FINANCIAL STATEMENTS

For the period ended

May 31, 2009

Index

Balance Sheets as of May 31, 2009 (Unaudited) and August 31, 2008

F-1

Unaudited Statements of Operations for the three months and nine months ended May 31, 2009 and 2008 and from September 30, 2005 (Inception) to May 31, 2009

F-2

Unaudited Statements of Cash Flows for the nine months ended May 31, 2009 and 2008 and from

September 30, 2005 (Inception) to May 31, 2009

F-3

Unaudited Notes to the Financial Statements

F-4

Mine Clearing Corp.

(A Development Stage Company)

Balance Sheets

	May 31, 2009 $	August 31, 2008 $
	(unaudited)

ASSETS

Current Assets

Cash	5,639	269,625
Prepaid expenses	1,470	2,228

Total Current Assets	7,109	271,853

Equipment, Net	965	1,211

Total Assets	8,074	273,064

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current Liabilities

Accounts payable	71,463	11,581
Accrued liabilities	9,198	15,981
Due to related parties	28,398	10,397

Total Current Liabilities	109,059	37,959

Loan payable – related party	18,000	–

Total Liabilities	127,059	37,959

Stockholders’ (Deficit) Equity

Common Stock, 200,000,000 shares authorized, $0.001 par value 59,446,200 shares issued and outstanding as of May 31, 2009 and August 31, 2008	59,446	59,446

Additional Paid-in Capital	367,154	367,154

Deficit Accumulated During the Development Stage	(545,585)	(191,495)

Total Stockholders’ (Deficit) Equity	(118,985)	235,105

Total Liabilities and Stockholders’ (Deficit) Equity	8,074	273,064

(The Accompanying Notes are an Integral Part of These Financial Statements)

Mine Clearing Corp.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	Accumulated From September 30, 2005	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months
	(Date of Inception)	Ended	Ended	Ended	Ended
	to May 31,	May 31,	May 31,	May 31,	May 31,
	2009	2009	2008	2009	2008
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

General and administrative	266,066	43,123	7,527	177,983	16,202
Amortization	267	–	–	246	–
Research and development costs	98,000	–	–	98,000	–
Professional fees	160,655	12,683	6,113	77,861	23,943

Total Expenses	524,988	55,806	13,640	354,090	40,145

Net Loss Before Discontinued Operations	(524,988)	(55,806)	(13,640)	(354,090)	(40,145)

Discontinued operations	(20,597)	–	–	–	(6,068)

Net Loss	(545,585)	(55,806)	(13,640)	(354,090)	(46,213)

Net Loss Per Share – Basic and Diluted
Continuing Operations		–	–	(0.01)	–
Discontinued Operations		–	–	–	–

Weighted Average Shares Outstanding		59,446,000	58,676,000	59,446,000	58,596,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

Mine Clearing Corp.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	Accumulated From September 30, 2005 (Date of Inception) to May 31, 2009	For the Nine Months Ended May 31, 2009	For the Nine Months Ended May 31, 2008
	$	$	$

Operating Activities

Net loss	(545,585)	(354,090)	(46,213)

Adjustments to reconcile net loss to net cash used in operating activities:

Donated services and rent	26,250	–	6,750
Impairment of mineral property	9,957	–	5,218
Amortization	267	246	–

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	80,661	53,099	5,614
Prepaid expenses	(1,470)	758	–
Due to related party	27,988	18,001	(1,251)

Net Cash Used in Operating Activities	(401,932)	(281,986)	(29,882)

Investing Activities

Mineral property acquisition costs	(9,547)	–	(5,218)
Equipment acquisition	(1,232)	–	–
Net Cash Used by Investing Activities	(10,779)	–	(5,218)

Financing Activities

Proceeds from loan payable – related party	18,000	18,000	–
Proceeds from the issuance of common stock	400,350	–	25,000

Net Cash Provided by Financing Activities	418,350	18,000	25,000

Increase (Decrease) In Cash	5,639	(263,986)	(10,100)

Cash - Beginning of Period	–	269,625	28,857

Cash - End of Period	5,639	5,639	18,757

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

(The Accompanying Notes are an Integral Part of These Financial Statements)

Mine Clearing Corp.

(A Development Stage Company)

Notes to the Financial Statements

May 31, 2009

(Unaudited)

1.

Development Stage Company

Peak Resources Incorporated (the “Company”) was incorporated in the State of Nevada on September 30, 2005. On August 18, 2008, the Company changed its name to Mine Clearing Corp. The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting for Development Stage Enterprises”. The Company’s former principal business was the acquisition and exploration of mineral resource properties. During the fourth quarter of 2008, the Company changed its principal business and entered into licensing agreements for the rights to certain intellectual properties in the landmine scanning, detection, mapping and removal services. Refer to Note 7.

2.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of May 31, 2009, the Company has accumulated losses of $545,585 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at May 31, 2009, and the consolidated results of its operations and consolidated cash flows for the nine months ended May 31, 2009 and May 31, 2008. The results of operations for the nine months ended May 31, 2009 are not necessarily indicative of the results to be expected for future quarters or the full year ending August 31, 2009.

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

May 31, 2009

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

e)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2009 and 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

f)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company had no cash equivalents as of May 31, 2009 nor August 31, 2008.

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

Mine Clearing Corp.

(A Development Stage Company)

Notes to the Financial Statements

May 31, 2009

(Unaudited)

3.

Summary of Significant Accounting Policies (continued)

j)

Financial Instruments (continued)

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

k)

Financial Instruments

SFAS No. 157 “Fair Value Measurements” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Our financial instruments consist principally of cash, accounts payable, accrued liabilities, and amounts owed to related parties. Pursuant to SFAS No. 157, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The Company’s operations are in Canada and the United States, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

Mine Clearing Corp.

(A Development Stage Company)

Notes to the Financial Statements

May 31, 2009

(Unaudited)

3.

Summary of Significant Accounting Policies (continued)

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  SFAS 162 is effective November 15, 2008. The adoption of this statement did not have a material effect on the Company’s financial statements.

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

May 31, 2009

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

4.

Property and Equipment

			May 31,	August 31
			2009	2008
	Cost	Accumulated Amortization	Net Book Value	Net Book Value
	$	$	$	$

Equipment	1,232	267	965	1,211

5.

Related Party Transactions

a)

During the period ended May 31, 2009, the Company recognized a total of $nil (2008 - $4,500) for management services at $500 per month provided by the President of the Company, and $nil (2008 - $2,250) for rent at $250 per month provided by the President of the Company.  Refer to Note 7(a).

b)

At May 31, 2009, the Company is indebted to a director of the Company for $28,398 (August 31, 2008 -$10,397), representing expenditures paid on behalf of the Company and management services. This amount is unsecured, non-interest bearing, due on demand and has no specific terms of repayment. Imputed interest as was considered, however, is immaterial to the financial statements at May 31, 2009.

Mine Clearing Corp.

(A Development Stage Company)

Notes to the Financial Statements

May 31, 2009

(Unaudited)

6.

Loan Payable

On December 15, 2008, the Company signed a loan agreement to receive $18,000 from a shareholder of the Company to be used for general working capital.  The loan is unsecured and non-interest bearing. The loan agreement was amended on May 1, 2009, to increase the term of the loan from one year to three years. Imputed interest as was considered, however, is immaterial to the financial statements at May 31, 2009.

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

i.

Phase 1 is the System Analysis and Design Phase. The cost to complete this phase is approximately $359,500 (£215,000). The Company will be required to deliver an initial payment of $98,000 (£53,750) (paid), followed by 3 sequential monthly payments of $157,000 (£96,750), $87,000 (£53,750) and $17,500 (£10,750).

ii.

Phase 2 is the Ground Based Demonstrators Phase. This phase is expected to cost approximately $664,000 to $810,000 (£410,000 to £500,000).

iii.

Phase 3 is the Unmanned Aeronautical Vehicle Integration Phase. This phase is expected to cost approximately $251,000 to $324,000 (£155,000 to £200,000).

d)

On August 7, 2008, the Company entered into a Technology Exploitation Agreement with the Licensor to acquire a non-transferable license to utilize certain sensor intellectual property (“Cold Sky technology”) to develop, manufacture, use and sell any anomaly or metal detector product or products developed by the Company using the Cold Sky technology. The consideration for the license to use the Cold Sky technology is an upfront fee of £125,000 (US$202,500), which shall be payable upon completion of Phase 3 of the Services Agreement (Refer to Note 7(c)) and thereafter a royalty of £1,000 (US$1,600) for each product deployed by the Company, including sales of the product designed by the Company for integration into systems manufactured by third parties or suppliers of spare or replacement parts. The maximum royalty limit the Company shall be required to pay is £250,000 (US$405,000) over a ten year period commencing upon completion of the Services Agreement.

e)

On August 7, 2008, the Company entered into a Technology Exploitation Agreement with the Licensor to acquire a non-transferable license to utilize certain sensor intellectual property (“Fig8 technology”) in order to develop, manufacture, use and sell any anomaly or metal detector product or products developed by the Company using the Fig8 technology. The consideration for the license to use the Fig8 technology is an upfront fee of £125,000 (US$202,500), which shall be payable upon completion of the final phase of the Services Agreement and thereafter a royalty of £125 (US$200) for each product deployed by the Company, including sales of the product designed by the Company for integration into systems manufactured by third parties or suppliers of spare or replacement parts. The maximum royalty limit the Company shall be required to pay is £250,000 (US$405,000) over a ten year period commencing upon completion of the Services Agreement.

Mine Clearing Corp.

(A Development Stage Company)

Notes to the Financial Statements

May 31, 2009

(Unaudited)

7.

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

i)

On October 17, 2008, the Company signed a memorandum of understanding with a bank to advise the Company in its private placement of new shares with European institutional investors.  In consideration for these services the Company has agreed to pay for all expenses, fees and any other costs incurred in connection with the Private Placement, 10% of the gross proceeds of the Private Placement, and EUR 15,000 for work provided during Due Diligence.

j)

On November 18, 2008, the Company entered into a management agreement with a consultant to provide management services.  Under the terms of the agreement, the Company agreed to pay $2,500 per month for an initial term of 24 months.

k)

On January 1, 2009 the Company entered into a finder’s fee agreement with a finder who will provide a list of investors.  Under the terms of the agreement, the Company agreed to pay 10% of the proceeds invested in the Company by an investor within 90 days.  This agreement was terminated March 2, 2009.

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

9.

Discontinued Operations

On August 7, 2008, the Company discontinued all operations related to the former business of acquiring and exploring mineral resource properties.

The results of discontinued operations are summarized as follows:

	Accumulated From September 30, 2005 (Date of Inception)	For the Nine Months Ended	For the Nine Months Ended
	to May 31,	May 31,	May 31,
	2009	2009	2008

Expenses

Impairment of mineral property	9,957	–	5,217
Mineral property costs	10,640	–	851

Net Loss	(20,597)	–	(6,068)

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

•

Complete a financing of between $3 - $5 million to meet our development and commercialization funding needs for the next 12 months. This includes approximately $1.5 million for technology product development, approximately $1.4 million for general and administration (including business development) and approximately $1.5 million in capital costs to deploy our first commercial unit

•

Develop a working model stand alone system that will conduct high level scans and low level detection of landmines on a variety of landmine contamination terrains. A series of demonstrations to key decision makers and centers of influence will be carried out as soon as the prototype systems are available.

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

The key milestones and achievement dates are outlined in the following table:

Milestone	Details	Achievement Date
Raise $3 - $5 million[1]	Required to fund R&D, corporate and business development.	July/Aug 2009
Roke Phase 1 completed	System analysis and design phase	Sept/Oct 2009
Letters of Understanding	Client countries secure initial position for demonstrations.	October 2009
Roke Phase 2 completed	Ground based demonstrators completed including landmine location and mapping function	Jan/Feb 2010
Letters of Intent signed with initial client countries	Countries having viewed functionality of phase 2 will be requested to sign LOIs to ensure they are positioned to be first client countries.	February 2010
Roke Phase 3 completed	UAV integration and testing. Final prototype demonstrated.	May 2010
Contracts signed and deposits (1/3) taken	We anticipate our first year of operations will generate contracts in a minimum of 2 countries.	May 2010

1 MCC has not reached any definitive arrangements for financing as of the date of this report.

MCC’s technology is complex but our development model is not. We intend on building the best in class solution to the global demining problem. We will market our solution to nation states that will benefit from mine removal and economic development benefits inherent in adopting our system.

The management of MCC has direct experience in developing and growing technology based companies. We understand that the primary success factor in a thriving technology venture is delivering a product that meets or, better yet, exceeds the needs of the client. In our case, this means developing a landmine removal system/service that we believe is faster, less expensive and safer than existing methods. We have confidence in our team and in Roke Manor’s patented sensors to meet this objective.

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

Results of Operation for the Period Ended May 31, 2009

MCC has had no operating revenues since its inception on September 30, 2005, through to May 31, 2009.  MCC’s activities have been financed from the proceeds of share subscriptions and from a shareholder loan.  From MCC’s inception on September 30, 2005 to May 31, 2009 MCC raised a total of approximately $400,000 from private placements of its common stock and $18,000 from a shareholder loan.

For the period from inception on September 30, 2005, to May 31, 2009, MCC incurred total expenses of $524,988.  These expenses included $160,655 in professional fees, $98,000 in research and development costs, $266,066 in general and administrative expenses, $267 in amortization expenses and $20,597 in expenses due to discontinued operations (mineral property costs).  MCC’s general and administrative expenses include donated management services, donated rent, office maintenance, bank charges, travel, communication expenses, courier, postage costs, and office supplies.  MCC’s professional fees consist of legal, consulting, management fees, accounting and auditing fees.

For the three month period ended May 31, 2009, MCC incurred total expenses of $55,806.  These expenses included $12,683 in professional fees and $43,123 in general and administrative expenses.  MCC’s general and administrative expenses mainly include donated management services, donated rent, office maintenance, bank charges, travel, communication expenses, courier, postage costs, and office supplies.  MCC’s professional fees consist of legal, consulting, management fees, accounting and auditing fees.

For the three month period ended May 31, 2008, MCC incurred total expenses of $13,640.  These expenses included $6,113 in professional fees and $7,527 in general and administrative expenses. Peak’s general and administrative expenses included $1,500 for donated management services and $750 for donated rent, which were provided by its President.

Liquidity and Capital Resources

As at May 31, 2009, MCC had a cash balance of $5,639 and had working capital deficit of ($101,950).  MCC’s accumulated deficit was $545,585 as at May 31, 2009.  MCC’s net loss of $545,585 from September 30, 2005 (date of inception) to May 31, 2009 was mostly funded by its equity financing.  From September 30, 2005 (date of inception) to May 31, 2009, MCC raised $400,350 in equity financing and $18,000 in debt financing.  The net increase in cash from September 30, 2005 (date of inception) to May 31, 2009 was $5,639.

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

iv.

Phase 1 is the System Analysis and Design Phase. The cost to complete this phase is approximately $350,000 (£215,000 GBP). Phase 1 is expected to be completed on or before September 30, 2009. The Company delivered an initial payment of $98,000 (£53,750 GBP) in September 2008 and these are to be followed by 3 sequential monthly payments of $158,000 (£96,750 GBP), $88,000 (£53,750 GBP) and $17,500 (£10,750 GBP).

v.

Phase 2 is the Ground Based Demonstrators Phase. This phase is expected to cost approximately $670,000 to $815,000 (£410,000 GBP to £500,000 GBP). Phase 2 is expected to be completed on or before February 28, 2010.

vi.

Phase 3 is the Unmanned Aeronautical Vehicle Integration Phase. This phase is expected to cost approximately $253,000 to $327,000 (£155,000 GBP to £200,000 GBP). Phase 3 is expected to be completed on or before May 31, 2010.

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

Net Cash Used in Operating Activities

For the nine month period ended May 31, 2009, net cash used in operating activities totaled $ 281,986 compared with $29,882 for the previous fiscal year.

As at May 31, 2009, MCC had a cash balance of $5,639 and had working capital deficit of ($101,950).  During the nine month period ended May 31, 2009, MCC used $281,986 in cash for operating activities.  This was primarily a result of an operating loss of $354,090, offset by non-cash items for amortization of $246, and a net increase in accounts payable and accrued liabilities of $53,099.  During the nine month period ended May 31, 2009, MCC paid $nil towards accounts payable.  There were also changes in prepaid expenses and due to related parties resulting in a net use of cash of ($18,001).

Net Cash Used in Investing Activities

Net cash provided by investing activities was $nil for the nine month period ended May 31, 2009 as compared with $nil of cash used for the previous  year.

MCC used net cash of $0 in investing activities during the nine month period ended May 31, 2009.

For the nine month period ended May 31, 2009, MCC’s monthly cash requirement was approximately $31,331 in operating activities and approximately $0 in investing activities.  Management anticipates that after July  2009 if MCC intends to execute its business plan its monthly expenses will increase to $233,000 for technology and product development plus general and administration (including business development). This includes an average of $43,000 for human resources and staffing, an average of $127,000 for research and development, $30,000 for business development including travel costs, and $33,000 for public company, legal, accounting, marketing and office costs.  During the last quarter of the upcoming fiscal year it will require the majority of its $1.4 million budget for capital expenditures to build and deploy its first commercial unit.

Net Cash Used in Financing Activities

Net cash provided by financing activities was $18,000 for the nine month period ended May 31, 2009 as compared with financing of $25,000 for the previous fiscal year from the issuance of common stock.

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

 Changes in Internal Control over Financial Reporting

 In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended May 31, 2009 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

July 15, 2009

By:  /s/ Larry Olson

Name:  Larry Olson

Title:

 Director, President, CEO, and CFO

(Principal Executive Officer and

Principal Financial Officer)