Form 10-K
period 2009-08-31
Mine Clearing Corp.
filed 2009-12-04
CIK 1393548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-K

[ X ]	ANNUAL REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

August 31, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to __________________________

Commission file number  000-52944

MINE CLEARING CORP.

(Name of Small Business Issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	00-0000000 (I.R.S. Employer Identification No.)
2103 Tyrone Place, Penticton, BC Canada (Address of principal executive offices)	V2A 8Z2 (Zip Code)

Issuer’s telephone number:  (250) 490-3378

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	N/A

Securities registered pursuant to Section 12(g) of the Act:

common stock - $0.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes [ ]       No   [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes     [ ]       No   [ X ]

Mine Clearing Corp.	Form 10-K - 2009	Page 1

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

Large accelerated filer  ☐                                                                                                Accelerated filer  ☐

Non-accelerated filer    ☐                                                                                     Smaller reporting company  [X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act.).  Yes    [X]    No   [   ]

State issuer’s revenues for its most recent fiscal year.

$nil

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the par value of the registrant’s common stock on February 28, 2009 was $3,173,370.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at December 1, 2009
common stock - $0.001 par value	59,446,200

Documents incorporated by reference:  Exhibit 3.1 (Articles of Incorporation) and Exhibit 3.2 (By-laws) both filed as exhibits to Mine Clearing Corp.’s registration statement on Form SB-2 filed on April 6, 2007; Exhibit 10.1 (Kalamalka property agreement) filed as an exhibit to Mine Clearing Corp.’s registration statement on Form SB-2 filed on April 6, 2007; Exhibit 10.2 (Kalamalka property option agreement addendum #1) filed as an exhibit to Mine Clearing Corp.’s Form SB-2 filed on April 6, 2007; Exhibit 10.4 (Kalamalka property trust agreement) filed as an exhibit to Mine Clearing Corp.’s registration statement on Form SB-2 filed on April 6, 2007; Exhibit 10.5 (Kalamalka property option agreement addendum #2) filed as an exhibit to Mine Clearing Corp.’s registration statement on Form SB-2 filed on April 6, 2007; Exhibit 10.6 (Kalamalka property agreement addendum #3) filed as an exhibit to Mine Clearing Corp.’s Form 8-K (Current Report) filed on October 30, 2007; and Exhibit 14 (Financial Code of Ethics) filed as an exhibit to Mine Clearing Corp.’s registration statement on Form SB-2 filed on April 6, 2007.

Transitional Small Business Disclosure Format (Check one): Yes   [   ]     No   [ X ]

Mine Clearing Corp.	Form 10-K - 2009	Page 2

Forward Looking Statements

The information in this annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements involve risks and uncertainties, including statements regarding Mine Clearing Corp.’s capital needs, business strategy and expectations.  Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially.  In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports Mine Clearing Corp.’s files with the Securities and Exchange Commission.

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

All forward-looking statements are made as of the date of filing of this Form 10-K and Mine Clearing Corp. disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.  Mine Clearing Corp. may, from time to time, make oral forward-looking statements.  Mine Clearing Corp. strongly advises that the above paragraphs and the risk factors described in this Annual Report and in Mine Clearing Corp.’s other documents filed with the United States Securities and Exchange Commission should be read for a description of certain factors that could cause the actual results of Mine Clearing Corp. to materially differ from those in the oral forward-looking statements. Mine Clearing Corp. disclaims any intention or obligation to update or revise any oral or written forward-looking statements whether as a result of new information, future events or otherwise.

Mine Clearing Corp.	Form 10-K - 2009	Page 3

PART I

Item 1.  Description of Business.

The statements contained in this Annual Report on Form 10-K for the fiscal year ended August 31, 2009, that are not purely historical statements are forward –looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company’s expectations, beliefs, hopes, intentions or strategies regarding the future.  These forward-looking statements involve risks and uncertainties.  Our actual results may differ from those indicated in the forward-looking statements.  Please see  “Risk Factors that May Affect Future Results,” “Special Note Regarding Forward-Looking Statements” and the factors and risks discussed in other reports filed from time to time with the Securities and Exchange Commission.

History

The Mine Clearing Corp. (the “Company”, “we”, “our”, “us” or “MCC”) was incorporated in the State of Nevada, United States of America on September 30, 2005 as Peak Resources Incorporated (“Peak”) an Exploration Stage Company as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting for Development Stage Enterprises”. MCC’s principal business at that time was the acquisition and exploration of mineral resources.  On September 18, 2008, MCC changed its name to Mine Clearing Corp.

In May 2008, MCC’s President met with sensor technology developers, Roke Manor Research (“Roke” or “Roke Manor”) in England to investigate an opportunity to establish a technology based demining business.  Negotiations began in June 2008 resulting in two separate sensor technology licensing agreements and an R&D consulting agreement (“Services Agreement”) being signed between Roke and MCC in August 2008.  In that same month, MCC raised $250,000 via a private placement to cover initial R&D and operational expenses, and appointed Dr. Pierre Zakarauskas as Executive Director of Technology & Product Development and Mr. Robert Williams, a former Regional director with British Aerospace as Executive Director of Operations.  Robert Williams left the employ of MCC in November 2008.

In September 2008, MCC appointed Dr. Faysal Mohamed, a former UN Executive and UN Population Fund Representative in Egypt, as Executive Director of International Business Development and Dr. Zakarauskas participated in the UNMAS/GICHD Mine Action Technology Workshop in Geneva.   Dr. Mohamed left the employ of MCC in February 2009.

Also, in September 2008, MCC informed the mineral claim licensor that the claims would not be renewed thus ending all interests and activities related to MCC’s original mineral exploration business.

In November 2008, MCC appointed Mr. Al Carruthers, former manager of the Canadian Centre for Mine Action Technology and Technology Officer at the Geneva International Centre for Humanitarian Demining (GICHD), as Vice President - Industry Development..

MCC maintains its statutory resident agent’s office at 5348 Vega Drive, Las Vegas, Nevada, 89108 and its business office is located at at 2103 Tyrone Place, Penticton, BC, Canada. MCC’s office telephone number is (250) 490-3378. Our website address is www.mineclearing.com. Information contained on our website does not constitute part of this report and our address should not be used as a hyperlink to our website.

Due to MCC’s inability to raise funds to develop the technology Roke Manor terminated the two licensing agreements for the patented sensors on December 2, 2009.  The Services Agreement is in place until July 29, 2010.  Under the Services Agreement Roke would continue to assist MCC in the development of a technology solution for detecting landmines. Furthermore, Roke confirms that should our financial situation improve they are prepared to enter into discussions for new license agreements for the patented sensors.

MCC has not been involved in any bankruptcy, receivership or similar proceedings. There has been no material reclassification, merger consolidation or purchase or sale of a significant amount of assets not in the ordinary course of MCC’s business.

Business Overview

MCC is developing an advanced technology solution to locating, mapping and removing landmines. Our solution will be based on two patented sensors that MCC plans to license from and will be further developed by our

Mine Clearing Corp.	Form 10-K - 2009	Page 4

technology provider, Roke Manor Research Ltd., for our specific mine detection solution. The resulting technology product will be an integrated stand-alone scanning, locating and mapping system that will utilize unmanned aerial vehicles, GPS mapping software and specialized training of resident personnel of client countries. MCC expects that the system will be substantially faster, more efficient and safer than existing approaches to the dangerous process of landmine detection and removal.

Roke Manor Research Ltd., a subsidiary of Siemens AG, is our strategic technology providers and the sensor technology we plan to license from Roke will represent the foundation of our technology solution. Roke is owned by Siemens and based in Romsey, Hampshire, UK is an innovative solutions provider and contract R&D specialist. They have pioneered developments in electronic sensors, networks and communications technology, providing products and services to Siemens businesses, government departments, and commercial customers.

MCC had licensed two proprietary sensors for the exclusive use of landmine detection from Roke via two licensing agreements entered into on August 7, 2008. These licenses were terminated on December 2, 2009.  MCC plans to reacquire these licenses once we are in a financial position to do so. The sensor technology will be further developed by Roke through a Development and Consultancy Support Services Agreement (“Services Agreement”) entered into on August 7, 2008.

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

Manual demining is slow (as low as 8 m2 per day per person) and tedious with injuries occurring to human personnel. While there are obvious humanitarian and economic benefits generated by demining, there is some debate that, due to existing high costs, investment in demining is not as high as it could be if a lower cost, more efficient system was widely available. We expect that MCC’s lower cost solution will substantially increase demining investment.

In 2005, the International Campaign to Ban Landmines (ICBL) estimated the global area contaminated by landmines and UXOs (Unexploded Ordnance) at 200,000 km2, corresponding to five times the size of Denmark.

The slow and expensive process of demining and the fact that new minefields are laid on a continuous basis means there is little prospect of the landmine and UXO issue being resolved in the near term. In 2006, an estimated area of 150 km2 was cleared and an area of 860 km2 was administratively (technically) cleared, corresponding to only about 0.5% of the contaminated land.

Market Size

There are a number of approaches to estimating the market size for landmine removal. Based on the current estimated contamination level and conventional mechanical demining costs, the market potential for landmine removal would be as follows:

•

Over 200,000 km2 contaminated (5 x size of Denmark).

•

Current lowest cost mine removal = $700,000 per km2

•

Market potential = USD $140 billion.

Mine Clearing Corp.	Form 10-K - 2009	Page 5

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

Who Pays for Landmine Removal

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

Products and Services

MCC’s proposed solution is to offer a lower cost, faster technology-based system to detect and map landmines thus making their removal economically viable, safer and quicker.

Our solution is based on our understanding of applied technology, working in interagency decision making organizations (military/government/industry/NGOs) and the hard pragmatics of developing nation environments. We have established a business relationship and had negotiated and secured three contracts with Roke to ensure we will be  starting from a world class, leading edge technology foundation. We have worked on developing relationships with centers of influence in key countries in Asia, Africa and the Middle East.

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

Mine Clearing Corp.	Form 10-K - 2009	Page 6

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

Our UAV systems are proposed to be  characterized as follows:

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

•

Bactec International

Mine Clearing Corp.	Form 10-K - 2009	Page 7

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

Research and Development

During 2009, we paid $98,000 Roke to conduct research and development on our behalf as per the Roke consulting contract.  Roke Manor has been developing sensors for approximately 10 years.

Intellectual Property

The research and development program conducted by Roke will advance and integrate their existing proprietary sensor technology into a sensors/detector system for identifying, locating and mapping landmines. MCC will need to reacquire a licensing agreement with Roke Manor for access to their patented sensors.  If we are successful in renegotiating the licensing agreements, this will  involve Roke sub-licensing the technology from MCC and developing further intellectual property for the detection of landmines.  MCC will own the intellectual property developed as a result of the Agreement and will apply for patents for the newly developed intellectual property.

Personnel

MCC’s management team is decidedly lean with solid and direct experience in demining related areas. Our team is integral to our solution. At its core is an operations executive with hands on business development and operations experience in developing countries, a technology executive with both landmine technology interests and an entrepreneurial background; and a team leader with public company finance know-how, venture capital experience, technology assessment and an understanding of economic development. Our team covers all the areas of particular focus needed for the growth and development of MCC

Larry Olson

Our President and Chief Financial Officer, Larry Olson, has been involved in a variety of visionary ventures. He founded and still manages a venture capital firm that identified and invested in the need to bring the physician’s

Mine Clearing Corp.	Form 10-K - 2009	Page 8

office into the digital world. He was a policy advisor to the British Columbia provincial government and worked closely with government, industry and academia, including Nobel laureate Dr. Michael Smith, to help establish British Columbia’s strong and growing biotech sector. He worked closely with leading entrepreneurs in British Columbia to help in the promotion and establishment of the Okanagan valley as one of North America’s leading wine centers including being a founding member of the Board of Directors of the British Columbia Wine Information Centre. He has worked in the venture capital sector and as a management consultant to various industry sectors. He has been directly involved as the founder of a number of technology startup companies. Larry has over 10 years of experience in public company management with a focus on marketing and finance. He understands the public company management process especially from the start-up perspective.

Dr. Pierre Zakarauskas

Our technology leader, Dr. Pierre Zakarauskas, is a Ph.D physicist with 11 years career experience working in the Canadian military at the highest security level on systems for the detection of submarines. He is also an entrepreneur who co-founded Wavemaker Inc., a signal processing software company that was eventually sold to Harman Industries International (NYSE:HAR). Pierre co-developed and is patenting a proprietary demining device for use in forested and dense vegetation locations.

In September 2008, Dr. Zakarauskas attended the United Nations sponsored Mine Action Technology conference in Geneva, Switzerland where he confirmed that MCC will have a superior competitive advantage once our technology is fully developed.

Al Carruthers

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

Mine Clearing Corp.	Form 10-K - 2009	Page 9

Forward Plan

MCC intends to complete a number of key objectives over the course of the next 12  months that will result in achieving its goal of becoming a highly profitable technology and service company in the landmine detection and removal sector.

The most important objectives to achieve are the following:

•

Complete a financing of $3 million to meet our development and commercialization funding needs for the next 12 months. This includes approximately $1.5 million for technology product development, approximately and $1.5 million for general and administration (including business development).  MCC has no definitive arrangements for any future financing.

•

Reacquire a technology licensing agreement with Roke Manor for the two patented sensors we previously had agreements to use.

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

The key milestones and achievement dates are outlined in the following table:

Milestone	Details	Achievement Date
Raise $3 million[1]	Required to fund R&D, corporate and business development.	January 2010
Reacquire technology agreement with Roke Manor[2]	Patented sensors to form core of technology solution	January 2010
Additional board member additions	International board members added for business development and future fund raising.	January 2010
Roke Phase 1 completed	System analysis and design phase	Feb/Mar 2010
Letters of Understanding	Client countries secure initial position for demonstrations.	March 2010
Roke Phase 2 completed	Ground based demonstrators completed including landmine location and mapping function	June 2010
Letters of Intent signed with initial client countries	Countries having viewed functionality of phase 2 will be requested to sign LOIs to ensure they are positioned to be first client countries.	June 2010
Roke Phase 3 completed	UAV integration and testing. Final prototype demonstrated.	September 2010
Contracts signed and deposits (1/3) taken	We anticipate our first year of operations will generate contracts in a minimum of 2 countries.	Oct/Nov 2010

Note 1 – MCC has no definitive arrangements for any future financing.
Note 2 – MCC has no guarantee that it will be able to reacquire the technology licenses with Roke Manor.

Mine Clearing Corp.	Form 10-K - 2009	Page 10

MCC’s technology is complex but our development model is not. We intend on building the best in class solution to the global demining problem. We will market our solution to nation states that will benefit from mine removal and economic development benefits inherent in adopting our system.

The management of MCC has direct experience in developing and growing technology based companies. We understand that the primary success factor in a thriving technology venture is delivering a product that meets or, better yet, exceeds the needs of the client. In our case, this means developing a landmine removal system and service that is faster, less expensive and safer than current methods. We have confidence in our team and in Roke Manor’s patented sensors to meet this objective.

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

MCC currently has no costs to comply with environmental laws.

Expenditures on Research and Development During the Last Two Fiscal Years

MCC has incurred $98,000 on research or development expenditures during the last two fiscal years.

Number of Total Employees and Number of Full Time Employees

As of December 1, 2009, MCC had one full time employee and two part-time employees who work with MCC The part-time employees have not been remunerated since November 2008 although their salaries are being accrued.  MCC’s sole director and officer is also an officer and director of  a  publicly listed oil and gas company in Western Canada and operates a single purpose (one investment to monitor) venture fund,.  He currently contributes approximately 33% of his time to MCC.  The part-time employees are expected to increase their commitments to MCC and become full time employees (minimum 75% commitment) once MCC achieves its next level of significant financing.  We have management agreements with Mr. Larry Olson, our President, Mr. Al Carruthers, our vice President – Industry Development, and Dr. Pierre Zakarauskas, our Executive Director – Technology and Product Development. We also engage independent contractors or specialists in the areas of European finance, legal, marketing and audit services.

Mine Clearing Corp.	Form 10-K - 2009	Page 11

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

WE INCURRED HISTORICAL LOSSES. AS A RESULT, WE MAY NOT BE ABLE TO GENERATE PROFITS, SUPPORT OUR OPERATIONS, OR ESTABLISH A RETURN ON INVESTED CAPITAL.

We incurred net losses in the fiscal year ended August 31, 2009 in the amount of $401,197 . In addition, we expect to increase our operating expenses to fund our anticipated growth and development. We cannot assure you that any of our business strategies will be successful or that significant revenues or profitability will ever be achieved or, if they are achieved, that they can be consistently sustained or increased on a quarterly or annual basis.

WE EXPECT OUR OPERATING LOSSES TO CONTINUE.

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

WE WILL REQUIRE ADDITIONAL CAPITAL TO CONTINUE OUR OPERATIONS.

We have available cash of $4,750 as at August 31, 2009 to fund operations. We will require additional capital to continue to make payments to Roke Manor to fund the research and development of our technology solution and to successfully implement our business plan. There can be no assurance that we will be able to obtain additional funding when needed, or that such funding, if available, will be obtainable on terms acceptable to us. In the event that our operations do not generate sufficient cash flow, or we cannot obtain additional funds if and when needed, we may be forced to curtail or cease our activities, which would likely result in the loss to investors of all or a substantial portion of their investment.

WE MAY FAIL TO CONTINUE AS A GOING CONCERN, IN WHICH EVENT YOU MAY LOSE YOUR ENTIRE INVESTMENT IN OUR SHARES.

Unless we can raise additional capital needed for the continuance of our operations, we may not be able to achieve our objectives and may have to suspend or cease operations. At August 31, 2009, MCC had not yet achieved profitable operations, has accumulated losses of $592,692 since inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about MCC’s ability to continue as a going concern.

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

Mine Clearing Corp.	Form 10-K - 2009	Page 12

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

Mine Clearing Corp.	Form 10-K - 2009	Page 13

The following factors raise substantial doubt regarding the ability of MCC’s business to continue as a going concern: (i) the losses MCC incurred since its inception; (ii) MCC’s lack of operating revenues as at August 31, 2009; and (iii) MCC’s dependence on the sale of equity securities and receipt of capital from outside sources to continue in operation.  Management anticipates that MCC will incur increased expenses without realizing enough revenues.  Management therefore expects MCC to incur significant losses in the foreseeable future.  The financial statements do not include any adjustments that might result from the uncertainty about MCC’s ability to continue its business.  If MCC is unable to obtain additional financing from outside sources and eventually produce enough revenues, MCC may be forced to sell its assets, curtail or cease its operations.

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

Also, MCC operates in a competitive global environment and will compete in its business with numerous companies and organizations, some of whom offer a range of products and services.  If MCC’s planned products, services and/or cost structure do not enable it to compete successfully, MCC’s sales, results of operations, or value may be negatively affected. Some of our competitors are larger and have greater financial resources. As a result, these competitors may be better able to withstand a change in conditions within the industries in which we intend to operate, or a change in the economy as a whole.

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

WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY.

If we are successful in renegotiating our technology licensing agreements with Roke we should have the exclusive license to use the Cold Sky and Fig8 sensors patented by Roke Manor Research Limited for the detection and removal of landmines.  In the past, Roke has told us that they will vigorously defend their patents, however, we are developing additional intellectual property that will advance the functionality and capacity of the Roke sensors and it will be important to us to protect our new intellectual property.  Once the technology is more advanced, patent applications maybe filed when the technology or concepts are available for patent. We intend to rely on trademark and copyright law, patent law, trade secret protection and confidentiality and/or license agreements

Mine Clearing Corp.	Form 10-K - 2009	Page 14

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

OUR BUSINESS MAY BE SUBJECT TO FURTHER GOVERNMENT REGULATION AND OTHER LEGAL UNCERTAINTIES.

Marketing of our technology solution will require us to market our services to a variety of foreign markets.  There can be no assurance that Federal, state, local or foreign governments will not adopt regulations that hinder our ability to enter certain markets with our solution.  Although many of these regulations may not, at this time, affect our business directly, we expect that laws and regulations related to demining and explosives would have a direct or indirect effect upon our business. As well, Roke requires that we do not utilize the technology solution we are developing that is based on their sensor technology be used in military applications thus we are limited to using the technology for humanitarian demining.

ROKE MANOR MAY NOT RENEW THE LICENSE AGREEMENT EVEN IF MCC  OBTAINS FINANCING TO FUND THE DEVELOPMENT OF THE TECHNOLOGY

Roke Manor cancelled the technology licensing agreements on December 2, 2009.  They have stated that they are prepared to enter into discussions with MCC for continuation of the development program and agreement of a new license arrangement once we have achieved our financing goals.  There are no assurances that they will maintain this position even if we do raise sufficient capital.

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

Mine Clearing Corp.	Form 10-K - 2009	Page 15

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

WE DO NOT FORESEE PAYING CASH DIVIDENDS IN THE FORESEEABLE FUTURE.

We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any earning for funding growth. However these plans may change depending upon MCC’s capital raising requirements in the future.

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

Mine Clearing Corp.	Form 10-K - 2009	Page 16

Our future operating results over both the short and long-term will be subject to annual and quarterly fluctuations due to several factors, some of which are outside the control of MCC. These factors are fluctuating market demand for our products, and general economic conditions.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Report on Form 10-K under “Business” “Risk Factors” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report constitute forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended.  Forward-looking statements include statements regarding MCC’s expectations, beliefs, hopes, intentions or strategies regarding the future.  These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements.  Such factors include, among other things, those listed under “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Item 1B.  Unresolved Staff Comments

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2009 fiscal year that remained unresolved.

Item 2.  Properties.

MCC’s executive offices are located at 2103 Tyrone Place, Penticton, BC, Canada, V2A 8Z2.

Item 3.  Legal Proceedings.

MCC is not a party to any pending legal proceedings and, to the best of MCC’s knowledge, none of MCC’s property or assets are the subject of any pending legal proceedings

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no consent resolutions or matters voted on by security holders during the reporting period.

Mine Clearing Corp.	Form 10-K - 2009	Page 17

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

(a)

Market Information

MCC’s common stock has been quoted on the NASD OTC Bulletin Board since August 7, 2007.  Our shares of common stock began trading during the fourth quarter ending August 31, 2007.

The Company’s common stock is presently quoted on the Over the Counter Bulletin Board (“OTC - BB”) under the symbol "MCCO".

Following is a report of high and low bid prices at the time of the market close for each quarterly period for the fiscal years ended August 31, 2008 and August 31, 2009.

Period	High	Low	Source
Period ended 11/27/2009	0.05	0.05	Pink OTC Markets Inc.
Quarter ended 8/31/2009	0.10	0.02	Pink OTC Markets Inc.
Quarter ended 5/31/2009	0.20	0.07	Pink OTC Markets Inc.
Quarter ended 2/28/2009	0.265	0.10	Pink OTC Markets Inc.
Quarter ended 11/30/2008	0.51	0.15	Pink OTC Markets Inc.
Quarter ended 8/31/2008	0.40	0.20	Pink OTC Markets Inc.
Quarter ended 5/31/2008[1]	0.36	0.15	Pink OTC Markets Inc.
Quarter ended 2/29/2008	4.25	1.75	Pink OTC Markets Inc.
Quarter ended 11/30/2007	2.05	0.15	Pink OTC Markets Inc.
Quarter ended 8/31/2007	none	none	Pink OTC Markets Inc.

Note 1 – After a 10 for 1 split.

The information as provided above for the fiscal years ended 2009 and 2008 was provided by Pink OTC Markets Inc.  The quotations provided herein may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions and have not been adjusted for stock dividends or splits.

As of November 27, 2009, there were 5 market makers in MCC’s common stock.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any securities authorized for issuance under equity compensation plans.

(b)

Holders of Record

As of November 27, 2009, there were approximately 27 record holders of the MCC’s common stock (which number does not include the number of stockholders whose shares are held by a brokerage house or clearing agency, but does include such brokerage house or clearing agency as one record holder).

(c)

Dividends

The Company has never paid a cash dividend on its common stock and does not intend to pay cash dividends on its common stock in the foreseeable future. MCC is not subject to any restrictions that limit its ability to pay dividends on its shares of common stock.  Dividends are declared at the sole discretion of MCC’s Board of Directors.

(d)

Recent Sales of Unregistered Securities

MCC has sold 59,446,200 shares of unregistered securities.  All of these 59,446,200 shares were acquired from MCC in private placements that were exempt from registration under Regulation S of the Securities Act of 1933 and were sold to Canadian residents.

The shares include the following:

1.

On October 10, 2005, MCC issued 30,000,000 shares of common stock at a price of $0.0001 per share for cash proceeds of $3,000 to its President;

Mine Clearing Corp.	Form 10-K - 2009	Page 18

2.

On April 29, 2006, MCC issued 18,233,340 shares of common stock to sixteen non-affiliated non U.S. Persons at a price of $0.0015 per share for cash proceeds of $27,350;

3.

On August 31, 2006, MCC issued 8,700,000 shares of common stock to seventeen  non-affiliated non U.S. Persons at a price of $0.005 per share for cash proceeds of $43,500; and

4.

On October 5, 2006, MCC issued 1,600,000 shares of common stock to four non-affiliated non U.S. Persons at a price of $0.005 per share for cash proceeds of $8,000.

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

Mine Clearing Corp.	Form 10-K - 2009	Page 19

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

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.  These disclosure requirements will have the effect of reducing the trading activity in the secondary market for Mine Clearing Corp’s stock because it will be subject to these penny stock rules.  Therefore, stockholders may have difficulty selling those securities.

Item 6.  Selected Financial Data.

	Year ended August 31
	2009	2008
Revenues	$ 0	$ 0
Total Operating Expenses	401,197	109.922
Cash on Hand	4,750	269,625
Total Assets	7,128	273,064
Current Liabilities	145,779	37,959
Working Capital	(139,616)	233,894
Accumulated Deficit	592,692	191,495

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

Plan of Operation

Mine Clearing Corp. is committed to developing an advanced technology solution to demining that will be less expensive, faster and safer than existing approaches to demining.  Our system will be based on proprietary patented technology developed by Roke Manor Research Ltd, a Siemens company which MCC will license from Roke once we have sufficient financing.  MCC has a development agreement with Roke to develop a technology solution.   Under the Services agreement Roke has and will be  engaged to develop a complete system for mine

Mine Clearing Corp.	Form 10-K - 2009	Page 20

detection and mapping.  They will refine and tailor their existing sensors which MCC will license, author the coordinating and GPS mapping software, integrate the combined technology to be used on a Unmanned Airborne Vehicle (UAV) and develop a final working prototype for demonstration to potential clients.  MCC will own any intellectual property developed as a result of this consulting process that is developed beyond the basic sensor IP.

The development process contracted to Roke Manor and which will be reaffirmed once we secure the technology licenses from Roke will take approximately 10 – 12 months to complete and is budgeted at £915,000 or $1.5 M US$.  It is in three phases.  Work Plan 1 is a design and system analysis phase.  At the end of Work Plan 2 we will be able to demonstrate the functionality of the system but not operating with a UAV delivery system.  The features that will be demonstrable at the completion of Work Plan 2 will include:

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

Following the demonstration sessions we will be asking potential clients to make commitments to MCC, subject to a successful demonstration after Work Plan 3 is completed, to review our system for demining operations in their countries or for their corporate projects.  Our intention in securing these commitments is so we can narrow down the candidate locations for test sites as well as funding of demining operations. The latter information is important in our business development plan because countries with demining projects typically secure funding from developed nations or charitable trusts.  Once Mine Clearing Corp. knows which countries have expressed the highest levels of commitment to utilize our services, we will be able to approach their funding organizations and educate them about our system as well as the interest that has been expressed by the countries that they fund for demining operations.  For those corporate clients that have expressed an interest after Work Plan 2, we will be able to initiate the design of work plans for the geographic areas and targets they want to consider for demining. This will shorten the operational execution time required once we are ready to begin demining operations.

MCC’s plan of operations is to complete a number of key objectives over the course of the next 12 months that will position it to market its landmine detection and removal service.

•

Complete a financing of $3 million to meet our development and commercialization funding needs for the next 12 months. This includes approximately $1.5 million for technology product development and approximately $1.5 million for general and administration (including business development).

•

Reacquire technology licensing agreements with Roke Manor whereby we have the exclusive licence to their two proprietary patented sensors.

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

•

Achieve certification with the United Nations for mine removal.

Mine Clearing Corp.	Form 10-K - 2009	Page 21

•

Strive to secure letters of intent, followed by firm contracts with both nation states and private companies seeking to de-contaminate targeted parcels of land.

•

Build a global organization that can implement an aggressive business model that will gain the confidence and business of nation states that will benefit from both a humanitarian and economic development perspective by employing Mine Clearing Corp.

The key milestones and achievement dates are outlined in the following table:

MCC’S DEVELOPMENT MILESTONES

Milestone	Details	Achievement Date
Raise $3 million[1]	Required to fund R&D, corporate and business development	January 2010
Reacquire technology agreement with Roke Manor[2]	Patented sensors to form core of technology solution	January 2010
Additional board member additions	International board members added for business development and future fund raising	January 2010
Roke Phase 1 completed	System analysis and design phase	Feb/Mar 2010
Letters of Understanding	Client countries secure initial position for demonstrations.	March 2010
Roke Phase 2 completed	Ground based demonstrators completed including landmine location and mapping function	June 2010
Letters of Intent signed with initial client countries	Countries having viewed functionality of phase 2 will be requested to sign LOIs to ensure they are positioned to be first client countries.	June 2010
Roke Phase 3 completed	UAV integration and testing. Final prototype demonstrated.	September 2010

Note 1 – MCC has no definitive arrangements for any future financing
Note 2 – MCC has no guarantee that it will be able to reacquire the technology licenses from Roke Manor.

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

Our plan of operation over the next twelve months is to further the research and development on our technology resulting in a commercial application by the Fall of 2010.  If successful, we intend to deploy the technology solutions in demining contracts by the end of 2010.

We have to date been funded by existing working capital, by raising funds via private placements of equity capital offerings and by the issuance of debt in the amount of  $24,570.

Manor has tested the sensor devices which we intend to license in a number of different related applications and is highly confident in their sensors to detect buried objects including landmines.  Roke Manor has agreed to postpone the consultancy and services work program in recognition of the global equity market conditions.

MCC has attracted and hired a team of experienced professionals that are focused on making the business a success. Our team consists of a research scientist with defense industry experience a demining technology and removal professional with 20 years experience in the demining sector and an executive with public company and

Mine Clearing Corp.	Form 10-K - 2009	Page 22

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

More details on MCC’s business plan are contained under the section entitled “Description of Business ” as set out above in this Annual Report.

As at August 31, 2009, MCC had a cash balance of $4,750 and had working capital of ($139,616).  Over the next 12 months management does not anticipate that MCC will generate any revenues.  Management anticipates that MCC needs a minimum additional financing of $3,000,000 for the next 12 months.  Management anticipates that any additional funding will come from equity financing from the sale of MCC’s common stock.  If MCC is successful in completing an equity financing, existing shareholders will experience dilution of their interest in MCC. MCC. does not have any financing arranged and cannot provide investors with any assurance that MCC will be able to raise sufficient funding from the sale of its common stock to fund its business plan. In the absence of such financing, MCC’s business will fail.

MCC’s planned expenditures and operation expenses for the next 12 months are summarized as follows:

Description – 12 months	Estimated Expenses ($)
Technology and product development	1,500,000
General and administration (including business development)	1,300,000
Total	2,800,000

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

•

MCC’s ability to reacquire technology licenses with Roke Manor;

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

Results of Operations

MCC has had no operating revenues since its inception on September 30, 2005, through to August 31, 2009.  MCC’s activities have been financed from the proceeds of share subscriptions and the issuance of debt.  From MCC’s inception on September 30, 2005 to August 31, 2009 MCC raised a total of approximately $400,350 from private placements of its common stock and $24,570 in debt.

Mine Clearing Corp.	Form 10-K - 2009	Page 23

For the period from inception on September 30, 2005, to August 31, 2009, MCC incurred total expenses of $572,095.  These expenses included $163,633 in professional fees, $308,074 in general and administrative expenses, $98,000 in research and development expenses and $20,597 in expenses due to discontinued operations (mineral property costs).  MCC’s general and administrative expenses include donated management services, donated rent, office maintenance, bank charges, travel, communication expenses, courier, postage costs, and office supplies.  MCC’s professional fees consist of legal, consulting, management fees, accounting and auditing fees.

For the year ended August 31, 2009, MCC incurred total expenses of $401,197.  These expenses included $80,839 in professional fees, $219,991 in general and administrative expenses, $0 in expenses due to discontinued operations (mineral property costs).  MCC’s general and administrative expenses mainly include donated management services, donated rent, office maintenance, bank charges, travel, communication expenses, courier, postage costs, and office supplies.  MCC’s professional fees consist of legal, consulting, management fees, accounting and auditing fees.

Liquidity and Capital Resources

As at August 31, 2009, MCC had a cash balance of $4,750 and had working capital of $(140,328). MCC’s accumulated deficit was $592,692 as at August 31, 2009.  MCC’s net loss of $592,692 from September 30, 2005 (date of inception) to August 31, 2009 was mostly funded by its equity financing.  From September 30, 2005 (date of inception) to August 31, 2009, MCC raised $400,350 in equity financing and $24,570 of debt.  The net increase in cash from September 30, 2005 (date of inception) to August 31, 2009 was $4,750.

On August 7, 2008, MCC entered into a Development and Consultancy Support Services Agreement (“Services Agreement”) with Roke Manor Research Limited (the “Licensor”) to develop proprietary technology and products and provide consulting support in the field of landmine scanning, detection, mapping and removal.

Under the terms of Services Agreement MCC will pay for the Licensor to complete a three stage research and development program.

i.

Phase 1 is the System Analysis and Design Phase. The cost to complete this phase is approximately $415,000 (£215,000 GBP). If MCC raises sufficient capital Phase 1 is expected to be completed on or before March 15, 2010. The Company will be required to deliver an initial payment of $102,000 (£53,750 GBP) followed by 3 sequential monthly payments of $183,000 (£96,750 GBP), $102,000 (£53,750 GBP) and $20,500 (£10,750 GBP).

ii.

Phase 2 is the Ground Based Demonstrators Phase. This phase is expected to cost approximately $790,000 to $960,000 (£410,000 GBP to £500,000 GBP). Phase 2 is expected to be completed on or before June 30, 2010.

iii.

Phase 3 is the Unmanned Aeronautical Vehicle Integration Phase. This phase is expected to cost approximately $300,000 to $385,000 (£155,000 GBP to £200,000 GBP). Phase 3 is expected to be completed on or before September 30, 2010.

On August 7, 2008, MCC entered into a Technology Exploitation Agreement with the Licensor to acquire a non-transferable license to utilize certain sensor intellectual property (“Cold Sky technology”) to develop, manufacture, use and sell any anomaly or metal detector product or products developed by MCC using the Cold Sky technology. The consideration for the license to use the Cold Sky technology is an upfront fee of £125,000 GBP (US$243,000), which shall be payable upon completion of Phase 3 of the Services Agreement (Refer to Note 5(c)) and thereafter a royalty of £1,000 GBP (US$1,900) for each product deployed by MCC, including sales of the product designed by MCC for integration into systems manufactured by third parties or suppliers of spare or replacement parts. The maximum royalty limit MCC shall be required to pay is £250,000 GBP (US$486,000) over a ten year period commencing upon completion of the Services Agreement. This agreement was terminated on December 2, 2009.  If MCC is successful in raising sufficient funds it will attempt to reacquire the license from Roke.

On August 7, 2008, MCC entered into a Technology Exploitation Agreement with the Licensor to acquire a non-transferable license to utilize certain sensor intellectual property (“Fig8 technology”) in order to develop, manufacture, use and sell any anomaly or metal detector product or products developed by MCC using the Fig8 technology. The consideration for the license to use the Fig8 technology is an upfront fee of £125,000 GBP (US$243,000), which shall be payable upon completion of the final phase of the Services Agreement and thereafter a royalty of £125 GBP (US$240) for each product deployed by MCC, including sales of the product designed by MCC for integration into systems manufactured by third parties or suppliers of spare or replacement parts. The maximum royalty limit MCC shall be required to pay is £250,000 GBP (US$486,000) over a ten year

Mine Clearing Corp.	Form 10-K - 2009	Page 24

period commencing upon completion of the Services Agreement. This agreement was terminated on December 2, 2009.  If MCC is successful in raising sufficient funds it will attempt to reacquire the license from Roke.

Funding for the obligations to Roke Manor Research to complete the research and development program and pay  licensing fees will be financed through sales of MCC’s common stock. There is no current arrangement for this financing and there are no assurances that MCC will be able to achieve further sales of its common stock or any other form of additional financing.  If MCC is unable to achieve the financing necessary to continue its plan of operations, then MCC will not be able to execute its business plan of developing a demining technology solution and its business will fail.

Management intends to raise the balance of MCC’s cash requirements of $3 million for the next 12 months from private placements, shareholder loans or possibly a registered public offering (either self-underwritten or through a broker-dealer).  If MCC is unsuccessful in raising enough money through future capital raising efforts, MCC may review other financing possibilities such as bank loans.  At this time MCC does not have any commitments from any broker-dealer to provide MCC with financing.

Net Cash Used in Operating Activities

For the fiscal year ended August 31, 2009, net cash used in operating activities totaled $289,445 compared with $71,282 for the previous fiscal year.

As at August 31, 2009, MCC had a cash balance of $4,750 and had working capital of $(140,328). During the fiscal year ended August 31, 2009, MCC used $289,445 in cash for operating activities.  This was primarily a result of an operating loss of $401,197, offset by non-cash items for donated services of $750, and a net increase in operating assets and liabilities of $72,237.  During the fiscal year ended August 31, 2009, MCC paid $72,237 towards accounts payable.  There were also changes in prepaid expenses and due to related parties resulting in a net use of cash of $289,445.

Net Cash Used in Investing Activities

Net cash provided by investing activities was $0 for the fiscal year ended August 31, 2009 as compared with $(6,450) of cash used for the previous fiscal year.

MCC used net cash of $0 in investing activities during the fiscal year ended August 31, 2009.  For the fiscal year ended August 31, 2009, MCC’s monthly cash requirement was approximately $24,120 in operating activities and approximately $0 in investing activities.  Management anticipates that after January 2010 if MCC intends to execute its business plan its monthly expenses will increase to $250,000 for technology and product development plus general and administration (including business development). This includes an average of $43,000 for human resources and staffing, an average of $127,000 for research and development, $30,000 for business development including travel costs, and $33,000 for public company, legal, accounting, marketing and office costs.

Net Cash Used in Financing Activities

Net cash provided by financing activities decreased to $24,750 for the fiscal year ended August 31, 2009 as compared with financing of $318,500 for the previous fiscal year from the issuance of common stock.

Mine Clearing Corp.	Form 10-K - 2009	Page 25

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

Mine Clearing Corp.	Form 10-K - 2009	Page 26

Item 8.

Financial Statements and Supplementary Data

MINE CLEARING CORP.

(A Development Stage Company)

FINANCIAL STATEMENTS

For the period ended

August 31, 2009

Index

Report of Independent Registered Public Accounting Firm

F-1-2

Balance Sheets as of August 31, 2009 and August 31, 2008

F-3

Statements of Operations for the year ended August 31, 2009 and 2008 and from

September 30, 2005 (Inception) to August 31, 2009

F-4

Statements of Cash Flows for the year ended August 31, 2009 and 2008 and from

September 30, 2005 (Inception) to August 31, 2009

.F-5

Statement of Stockholders’ (Deficit) Equity from September 30, 2005 (Inception) to

August 31, 2009

.F-6

Notes to the Financial Statements

F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders of

Mine Clearing Corp.

(formerly Peak Resources Incorporated)

(A Development Stage Company)

We have audited the accompanying balance sheet of Mine Clearing Corp.  (the “Company”) (a development stage company) as of August 31, 2009 and the related statements of operations, stockholders' deficit and cash flows for the twelve month period then ended. The financial statements for the year ended August 31, 2008 and period from inception (September 30, 2005) to August 31, 2008 were audited by other auditors whose report expressed an unqualified opinion on those statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mine Clearing Corp. as of August 31, 2009 and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has never generated any revenue and has accumulated losses from operations since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

November 20, 2009

Report of Independent Registered Public Accounting Firm

To the Stockholders of

Mine Clearing Corp.

(A Development Stage Company)

We have audited the accompanying balance sheet of Mine Clearing Corp. (A Development Stage Company) as of August 31, 2008 and the related statements of operations, stockholders’ equity and cash flows for the year then ended and accumulated from September 30, 2005 (Date of Inception) to August 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mine Clearing Corp. (A Development Stage Company) as of August 31, 2008, and the results of its operations and its cash flows for the year then ended and accumulated from September 30, 2005 (Date of Inception) to August 31, 2008, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has never generated any revenue and has accumulated losses from operations since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

November 28, 2008

Mine Clearing Corp.

(A Development Stage Company)

Balance Sheets

	August 31, 2009 $	August 31, 2008 $

ASSETS

Current Assets

Cash	4,750	269,625
Prepaid expenses	1,413	2,228

Total Current Assets	6,163	271,853

Equipment, Net	965	1,211

Total Assets	7,128	273,064

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current Liabilities

Accounts payable	90,681	11,581
Accrued liabilities	9,830	15,981
Due to related parties	45,980	10,397

Total Current Liabilities	146,491	37,959

Shareholder Loan Payable	24,570	–

Total Liabilities	171,061	37,959

Stockholders’ (Deficit) Equity

Common Stock, 200,000,000 shares authorized, $0.001 par value 59,446,200 shares issued and outstanding	59,446	59,446

Additional Paid-in Capital	369,313	367,154

Deficit Accumulated During the Development Stage	(592,692)	(191,495)

Total Stockholders’ (Deficit) Equity	(163,933)	235,105

Total Liabilities and Stockholders’ (Deficit) Equity	7,128	273,064

(The Accompanying Notes are an Integral Part of These Financial Statements)

Mine Clearing Corp.

(A Development Stage Company)

Statements of Operations

	Accumulated From September 30, 2005	For the	For the
	(Date of Inception)	Year Ended	Year Ended
	to August 31,	August 31,	August 31,
	2009	2009	2008
	$	$	$

Revenue	–	–	–

Expenses

General and administrative	308,074	219,991	62,672
Amortization	267	246	21
Research and development costs	98,000	98,000	–
Professional fees	163,633	80,839	47,229
Interest Expense	2,121	2,121	-

Total Expenses	572,095	401,197	109,922

Net Loss Before Discontinued Operations	(572,095)	(401,197)	(109,922)

Discontinued operations	(20,597)	–	(6,069)

Net Loss	(592,692)	(401,197)	(115,991)

Net Loss Per Share – Basic and Diluted
Continuing Operations		(0.01)	–
Discontinued Operations		–	–

Weighted Average Shares Outstanding		59,446,000	58,660,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

Mine Clearing Corp.

(A Development Stage Company)

Statements of Cash Flows

	Accumulated From September 30, 2005 (Date of Inception) to August 31, 2009	For the Year Ended August 31, 2009	For the Year Ended August 31, 2008
	$	$	$

Operating Activities

Net loss	(592,692)	(401,197)	(115,991)

Adjustments to reconcile net loss to net cash used in operating activities:

Donated services and rent	27,000	750	9,000
Impairment of mineral property	9,957	–	5,218
Amortization	267	246	21
Imputed interest	2,121	2,121	–

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	99,799	72,237	23,266
Prepaid expenses	(1,413)	815	(2,228)
Due to related party	45,570	35,583	9,432

Net Cash Used in Operating Activities	(409,391)	(289,445)	(71,282)

Investing Activities

Mineral property acquisition costs	(9,547)	–	(5,218)
Equipment acquisition	(1,232)	–	(1,232)
Net Cash Used in Investing Activities	(10,779)	–	(6,450)

Financing Activities

Proceeds from shareholder loan payable	24,570	24,570	–
Proceeds from the issuance of common stock	400,350	–	318,500

Net Cash Provided by Financing Activities	424,920	24,570	318,500

Increase (Decrease) In Cash	4,750	(264,875)	240,768

Cash - Beginning of Period	–	269,625	28,857

Cash - End of Period	4,750	4,750	269,625

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

(The Accompanying Notes are an Integral Part of These Financial Statements)

 Mine Clearing Corp.

(A Development Stage Company)

Statement of Stockholders’ (Deficit) Equity

For the Period from September 30, 2005 (Date of Inception) to August 31, 2009

					Deficit
					Accumulated
			Additional		During the
			Paid-in	Donated	Development
	Shares	Amount	Capital	Capital	Stage	Total
	#	$	$	$	$	$

Balance – September 30, 2005 (Date of Inception)	–	–	–	–	–	–

October 10, 2005 – issuance of common shares for cash at $0.0001 per share	30,000,000	30,000	(27,000)	–	–	3,000

April 29, 2006 – issuance of common shares for cash at $0.0015 per share	18,233,340	18,233	9,117	–	–	27,350

August 31, 2006 – issuance of common shares for cash at $0.005 per share	8,700,000	8,700	34,800	–	–	43,500

Donated services and rent	–	–	–	8,250	–	8,250

Net loss	–	–	–	–	(15,762)	(15,762)

Balance – August 31, 2006	56,933,340	56,933	16,917	8,250	(15,762)	66,338

October 10, 2006 – issuance of common shares for cash at $0.005 per share	1,600,000	1,600	6,400	–	–	8,000

Donated services and rent	–	–	–	9,000	–	9,000

Net loss	–	–	–	–	(59,742)	(59,742)

Balance – August 31, 2007	58,533,340	58,533	23,317	17,250	(75,504)	23,596

January 31, 2008 – issuance of common shares for cash at $0.175 per share	142,860	143	24,857	–	–	25,000

June 26, 2008 – issuance of common shares for cash at $0.30 per share	145,000	145	43,355	–	–	43,500

August 21, 2008 – issuance of common shares for cash at $0.40 per share	625,000	625	249,375	–	–	250,000

Donated services and rent	–	–	–	9,000	–	9,000

Net loss	–	–	–	–	(115,991)	(115,991)

Balance – August 31, 2008	59,446,200	59,446	340,904	26,250	(191,495)	235,105

Donated rent	–	–	–	750	–	750

Imputed interest – donated capital	–	–	–	1,409	–	1,409

Net loss	–	–	–	–	(401,197)	(401,197)

Balance – August 31, 2009	59,446,200	59,446	340,904	28,409	(592,692)	(163,933)

(The Accompanying Notes are an Integral Part of These Financial Statements)

Mine Clearing Corp.

(A Development Stage Company)

Notes to the Financial Statements

August 31, 2009

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

Effective this quarter, the Company implemented SFAS No. 165, “Subsequent Events” (“SFAS 165”). This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 did not impact the Company’s financial position or results of operations. The Company evaluated all events or transactions that occurred after August 31, 2009 up through November 20, 2009, the date the Company issued these financial statements.  During this period, the Company did not have any material recognizable subsequent events.

2.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at August 31, 2009, the Company has accumulated losses of $592,692 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Mine Clearing Corp.

(A Development Stage Company)

Notes to the Financial Statements

August 31, 2009

3.

Summary of Significant Accounting Policies (continued)

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

d)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2009 and 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

e)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

f)

Research and Development Costs

Pursuant to FAS 2 “Accounting for Research and Development Costs” the Company expenses all research and development costs as incurred.

g)

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

i)

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

Mine Clearing Corp.

(A Development Stage Company)

Notes to the Financial Statements

August 31, 2009

3.

Summary of Significant Accounting Policies (continued)

j)

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

k)

Discontinued Operations

Certain amounts have been reclassified to present the Company’s discontinuance of its mineral exploration operations, as discontinued operations. Unless otherwise indicated, information presented in the notes to the financial statements relates only to the Company’s continuing operations. Information relating to discontinued operations is included in Note 9.

l)

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

m)

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

Mine Clearing Corp.

(A Development Stage Company)

Notes to the Financial Statements

August 31, 2009

3.

Summary of Significant Accounting Policies (continued)

n)

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission “SEC” under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 30, 2009. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”. The objective of this statement is to improve financial reporting by enterprises involved with variable interest entities. This statement addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166, “Accounting for Transfers of Financial Assets”, and (2) concern about the application of certain key provisions of FASB Interpretation No. 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB No. 140”. The object of this statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This statement addresses (1) practices that have developed since the issuance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, that are not consistent with the original intent and key requirements of that statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. SFAS No. 166 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This statement must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. The disclosure provisions of this statement should be applied to transfers that occurred both before and after the effective date of this statement. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

.

Mine Clearing Corp.

(A Development Stage Company)

Notes to the Financial Statements

August 31, 2009

3.

Summary of Significant Accounting Policies (continued)

n)

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

Mine Clearing Corp.

(A Development Stage Company)

Notes to the Financial Statements

August 31, 2009

3.

Summary of Significant Accounting Policies (continued)

n)

Recently Issued Accounting Pronouncements (continued)

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

4.

Property and Equipment

			August 31,	August 31
			2009	2008
	Cost	Accumulated Amortization	Net Book Value	Net Book Value
	$	$	$	$

Equipment	1,232	267	965	1,211

5.

Related Party Transactions

a)

During the period ended August 31, 2009, the Company recognized a total of $nil (2008 - $4,500) for management services at $500 per month provided by the President of the Company, and $750 (2008 - $2,250) for rent at $250 per month provided by the President of the Company.  Refer to Note 7(a).

b)

At August 31, 2009, the Company is indebted to a director of the Company for $45,980 (2008 -$10,397), representing expenditures paid on behalf of the Company and management services. This amount is unsecured, non-interest bearing, due on demand and has no specific terms of repayment. During the year ended August 31, 2009, imputed interest of $1,409 was calculated and has been recorded as additional paid-in capital.

6.

Loan Payable

a)

On June 11, 2009, the Company signed a loan agreement to receive $6,570 from a shareholder of the Company to be used for general working capital.  The loan is unsecured and non-interest bearing for a term of three years.  Imputed interest of $73 has been accrued at August 31, 2009.

b)

On December 15, 2008, the Company signed a loan agreement to receive $18,000 from a shareholder of the Company to be used for general working capital.  The loan is unsecured and non-interest bearing. The loan agreement was amended on May 1, 2009, to increase the term of the loan from one year to three years. Imputed interest of $639 has been accrued at August 31, 2009.

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

Mine Clearing Corp.

(A Development Stage Company)

Notes to the Financial Statements

August 31, 2009

7.

Commitments (continued)

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

i)

On October 17, 2008, the Company signed a memorandum of understanding with a bank to advise the Company in its private placement of new shares with European institutional investors.  In consideration for these services the Company has agreed to pay for all expenses, fees and any other costs incurred in connection with the Private Placement, 10% of the gross proceeds of the Private Placement, and EUR 15,000 for work provided during the Due Diligence.

Mine Clearing Corp.

(A Development Stage Company)

Notes to the Financial Statements

August 31, 2009

7.

Commitments (continued)

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

9.

Discontinued Operations

On August 7, 2008, the Company discontinued all operations related to the former business of acquiring and exploring mineral resource properties.

The results of discontinued operations are summarized as follows:

	Accumulated From September 30, 2005 (Date of Inception)	For the Year Ended	For the Year Ended
	to August 31,	August 31,	August 31,
	2009	2009	2008

Expenses

Impairment of mineral property	9,957	–	5,218
Mineral property costs	10,640	–	851

Net Loss	(20,597)	–	(6,068)

10.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income tax expense differs from the amount that would result from applying the U.S federal and state income tax rates to earnings before income taxes. The Company has a net operating loss carryforward of approximately $563,300 available to offset taxable income in future years which expires beginning in fiscal 2025. Pursuant to SFAS 109, the potential benefit of the net operating loss carryforward has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

Mine Clearing Corp.

(A Development Stage Company)

Notes to the Financial Statements

August 31, 2009

10.

Income Taxes (continued)

	August 31, 2009 $	August 31, 2008 $

Income tax recovery at statutory rate	(140,419)	(40,597)

Permanent differences	1,005	3,150
Temporary differences	86	7

Valuation allowance change	139,328	37,440

Provision for income taxes	–	–

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

	August 31, 2009 $	August 31, 2008 $

Net operating loss carryforward	197,160	57,830

Valuation allowance	(197,160)	(57,830)

Net deferred income tax asset	–	–

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

11. Subsequent Events

On December 2, 2009 the Company was informed by Roke Manor that they were terminating the licensing agreements for their patented sensors.  Roke has informed the Company that “in the event MCC’s funding situation was to improve in the near future, Roke would be prepared to enter into discussions with MCC for continuation of the development programme and agreement on a new licence arrangement.  Roke is prepared to for the consulting services agreement to remain in effect until it automatically terminates on July 29, 2010, unless otherwise extended by mutual agreement.”

No other significant subsequent events that would require disclosure transpired through the date of this report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no changes in and disagreements with MCC’s accountants on accounting and financial disclosure.  MCC’s Independent Registered Public Accounting Firm from inception to August 31, 2008 was  Manning Elliott LLP, Chartered Accountants, 1100 - 1050 West Pender Street, Vancouver, British Columbia, V6E 3S7, Canada.  Our current Independent Registered Public Accounting Firm is M&K CPAS, PLLC  13831 Northwest Freeway Suite 575 Houston, TX 77040.

Item 9A.  Controls and Procedures.

Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of our Chief Executive Officer, MCC conducted an evaluation of the effectiveness of our internal control over financial reporting as of August 31, 2009 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of MCC’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of August 31, 2009, MCC determined that there were control deficiencies that constituted material weaknesses, as described below.

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

Accordingly, MCC concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that MCC did not maintain effective internal control over financial reporting as of August 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by COSO.

M&K CPAs PLLC, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of August 31, 2009.

Changes in Internal Controls

During the period ended August 31, 2009 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Other Information

During the fourth quarter of the fiscal year covered by this Form 10-K, MCC reported all information that was required to be disclosed in a report on Form 8-K.

Mine Clearing Corp.	Form 10-K - 2009	Page 41

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Each director of MCC holds office until (i) the next annual meeting of the stockholders, (ii) his successor has been elected and qualified, or (iii) the director resigns.

The sole Director and Officer of MCC is as follows:

Name	Age	Positions Held and Tenure
Larry Olson	53	President, Chief Executive Officer, Chief Financial Officer and Director since September 30, 2005

The sole Director named above will serve until the next annual meeting of the stockholders.  Thereafter, directors will be elected for one-year terms at the annual stockholders’ meeting.  Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated.

Larry Olson, President, Chief Executive Officer, Chief Financial Officer

Mr. Olson has been the sole director and officer of MCC since September 2005.  From 1987 to the present, Mr. Olson has been running a consulting firm called Larry Olson & Associates, which provides business consulting services to public and private companies. From January 2007 to the present, Mr. Olson has been a director and Chief Financial Officer of Reef Resources Ltd., an oil and gas exploration and development public company in Canada. From September 2006 to the present he has been President, Chief Executive Officer and a director of Kaval Energy Services Inc., an oil field services company.  From August 2005 to October 2008, Mr. Olson was the President of Viacorp Technologies Inc., a company involved in acquiring a Quebec, Canada based biotech company. From August, 2002 to the present, Mr. Olson has been managing Med Access Investments (VCC) Inc., a venture capital company he founded, which invested in Med Access Inc., a medical software company and Rise Healthcare Inc., a Calgary based public company.  He is a director of both companies.  Mr. Olson has a Bachelor of Business Administration (Simon Fraser University, British Columbia, 1985) and has completed graduate course work.

Larry Olson, MCC’s sole director and officer, has been involved in a number technology development stage companies in Western Canada.  He started his career working with Discovery Capital Corporation, a Western Canada based venture capital firm that focused on investing in technology based companies.  He has consulted to, invested in and helped found a number of technology start up ventures.

MCC does not have any written procedures in place to address conflicts of interest that may arise between its business and the future business activities of Mr. Olson.  Mr. Olson dedicates approximately 70% of his time to act as MCC’s President.  The rest of Mr. Olson’s time is principally spent acting as an executive of Reef Resources and Med Access Investments (VCC) Inc.  Mr. Olson will increase the amount of time devoted to MCC to approximately 90% of his time once the company achieves its next significant financing. None of these companies compete with MCC in the same industry.

Significant Employees

MCC has 2 significant employees or consultants, other than Larry Olson, its President.  For MCC’s accounting requirements MCC uses the consulting services of Lancaster & David, Chartered Accountants of Vancouver, Canada to assist in the preparation of its interim and annual financial statements in accordance with accounting principles generally accepted in the United States.

Name	Age	Positions Held and Tenure
Dr. Pierre Zakaruaskas	50	Executive Director – Technology and Product Development
Al Carruthers	63	Vice President – Industry Development

Mine Clearing Corp.	Form 10-K - 2009	Page 42

Dr. Pierre Zakaruaskas, Executive Director – Technology and Product Development

Dr. Pierre Zakarauskas joined MCC in August 2008.  He is a scientist, inventor and entrepreneur. Pierre received his Ph.D. in physics from the University of British Columbia in 1984. He spent 11 years as a defence scientist for the Canadian Department of National Defence conducting research in submarine detection. Pierre co-founded a successful high tech company, Wavemakers Inc., which developed signal processing software for handsfree cell phones used in the challenging car environment. At Wavemakers Inc., Pierre successively held the posts of President, Vice President of Research and Development, and Chief Technology Officer. Wavemakers was acquired by Harman International Industries (NYSE:HAR) in July 2003. Pierre is currently CEO of Zak Technology Inc., a venture dedicated to developing and applying signal processing to humanitarian problems such as landmine detection. He has filed a patent for a device to detect landmines in heavily forested areas.

Mr.  Al Carruthers, Vice President – Industry Development

Mr. Carruthers joined MCC in November 2008.  He brings over 20 years of extensive global experience, international relationships and leadership in mine detection technology to MCC From 1985 to 1998 at Canadian Forces Defence Research Establishment Suffield Mr. Carruthers managed numerous projects including the development of a remotely operated metallic mine detection system, a multi-sensor landmine detection project, and was a research engineer for the development and design of demolition devices and explosive mine clearance devices. As manager of the Canadian Centre for Mine Action Technology from 1998 to 2003, Mr. Carruthers managed a $20 million budget for the research and development of technology applicable to demining. From 2003 to 2007, as Technology Officer at the Geneva International Centre for Humanitarian Demining he was responsible for monitoring all new demining technology, was involved in developing, lab testing Respected internationally as a mine detection technology expert, Mr. Carruthers helped develop the CEN Standards for the Test and Evaluation of Metal Detectors and for Mechanical Demining Equipment; planned, organized and directed several technical conferences for mine action technologies; edited the GICHD Technology Newsletter; was editor of the 2005 edition of “Guidebook for Detection Technologies and Systems for Humanitarian Demining”; and is currently editing a guidebook for the design and testing of mechanical demining machines. With his extensive high level and direct contacts in the international demining community, Mr. Carruthers will assist in strategic technology and business development.

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

Mine Clearing Corp.	Form 10-K - 2009	Page 43

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

As of August 31, 2009, MCC did not have a written audit committee charter or similar document.

Code of Ethics

MCC has adopted a financial code of ethics that applies to all its executive officers and employees, including its CEO and CFO.  See Exhibit 14 – Code of Ethics for more information.  MCC undertakes to provide any person with a copy of its financial code of ethics free of charge.  Please contact Larry Olson at 250-490-3378 to request a copy of MCC’s financial code of ethics.  Management believes MCC’s financial code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Item 11.  Executive Compensation.

MCC has paid $ $105,604 ($82,354 was accrued and not paid) in compensation to its named executive officers during its fiscal year ended August 31, 2009.

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

Mine Clearing Corp.	Form 10-K - 2009	Page 44

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners (more than 5%)

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner [1]	(4) Percent of Class[2]
Common Stock	Larry Olson 2103 Tyrone Place, Penticton, BC. V2A 8Z2	27,272,500	45.9%

[1]  The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Form 10-K from options, warrants, rights, conversion privileges or similar obligations excepted as otherwise noted.

[2] Based on 59,446,200 shares of common stock issued and outstanding as of November 27, 2009.

Security Ownership of Management

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class [1]
Common Stock	Larry Olson 2103 Tyrone Place, Penticton, BC. V2A 8Z2	27,272,500	45.9%
Common Stock	Directors and Executive Officers (as a group)	27,272,500	45.9%

 [1]  Based on 59,446,200 shares of common stock issued and outstanding as of November 27, 2009.

Changes in Control

MCC is not aware of any arrangement that may result in a change in control of MCC

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

1.

Declaration of Trust

On September 18, 2006 MCC signed an option agreement with Bearclaw Capital Corporation to acquire 90% interest in the Kalamalka Property.  The Claims are registered in the name of Larry Olson, the sole director and officer of MCC  On September 19, 2006, Mr. Olson executed a trust agreement whereby he has agreed to hold the Claims in trust for MCC  The option agreement has expired and the mineral claim title also has expired as of November 18, 2008.

2.

Management Services and Rent

During the period ended August 31, 2009, Larry Olson, the sole director and officer of Mine Clearing Corp, donated services and in the past has donated rent to MCC that are recognized on the financial statements.  From inception on September 30, 2005 to August 31, 2009, MCC recognized a total of $17,500for management services at $500 per month provided by and $9,500 for rent at $250 per month provided by Mr. Olson.

3.

Debt Owed To Director

Mine Clearing Corp.	Form 10-K - 2009	Page 45

At August 31, 2009, MCC is indebted to Larry Olson, the sole director and officer of Mine Clearing Corp, for US$35,000 and CAD$12,042 (August 31, 2008 $324 US and $10,754 CDN), representing expenditures paid on behalf of MCC  This amount is unsecured, non-interest bearing, due on demand and has no specific terms of repayment.

Promoters and control persons

During the past two fiscal years, Larry Olson has been a promoter of MCC’s business, but Mr. Olson has not received anything of value from MCC nor is any person entitled to receive anything of value from MCC for services provided as a promoter of the business of MCC

Director independence

MCC’s board of directors currently consists of Larry Olson.  In summary, an “independent director” means a person other than an executive officer or employee of MCC or any other individual having a relationship which, in the opinion of MCC’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and includes any director who accepted any compensation from MCC in excess of $200,000 during any period of 12 consecutive months with the three past fiscal years.  Also, the ownership of MCC’s stock will not preclude a director from being independent.

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

Mine Clearing Corp.	Form 10-K - 2009	Page 46

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

2009 - $11,000  – M&K CPAS, PLLC – Chartered Accountants

2009 - $13,500  – Manning Elliott LLP – Chartered Accountants

2008 - $14,000  – Manning Elliott LLP – Chartered Accountants

2007 - $13,197 – Manning Elliott LLP – Chartered Accountants

(2)   Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of MCC’s consolidated financial statements and are not reported in the preceding paragraph:

2009 - $0 – M&K CPAS, PLLC– Chartered Accountants

2009 - $0 – Manning Elliott LLP – Chartered Accountants

2008 - $0 – Manning Elliott LLP – Chartered Accountants

2007 - $0 – Manning Elliott LLP – Chartered Accountants

(3)   Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2009 - $0 – M&K CPAS, PLLC– Chartered Accountants

2009 - $0 – Manning Elliott LLP – Chartered Accountants

2008 - $0 – Manning Elliott LLP – Chartered Accountants

2007 - $0 – Manning Elliott LLP – Chartered Accountants

(4)   All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2009 - $0 – M&K CPAS, PLLC– Chartered Accountants

2009 - $0 – Manning Elliott LLP – Chartered Accountants

2008 - $0 – Manning Elliott LLP – Chartered Accountants

2007 - $0 – Manning Elliott LLP – Chartered Accountants

(6)   The percentage of hours expended on the principal accountant’s engagement to audit MCC’s consolidated financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was nil %.

Mine Clearing Corp.	Form 10-K - 2009	Page 47

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

Filed
14	Financial Code of Ethics filed as an exhibit to MCC’s Form SB-2 filed on April 6, 2007, and incorporated herein by reference.	Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

Mine Clearing Corp.	Form 10-K - 2009	Page 48

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Mine Clearing Corp. has caused this report to be signed on its behalf by the undersigned duly authorized person.

MINE CLEARING CORP.

By:

/s/ Larry Olson

Name:

Larry Olson

Title: President and Principal Financial Officer

Dated: December 3, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Mine Clearing Corp. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date
/s/ Larry Olson	President, Principal Executive Officer, Principal Accounting Officer Member of the Board of Directors	December 3, 2009

Mine Clearing Corp.	Form 10-K - 2009	Page 49