Form 10-Q
period 2009-11-30
Mine Clearing Corp.
filed 2010-01-15
CIK 1393548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

 (Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

November 30, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

 to

Commission file number     000-52944

MINE CLEARING CORP.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	00-0000000 (I.R.S. Employer Identification No.)
2103 Tyrone Place, Penticton BC, Canada (Address of principal executive offices)	V2A 8Z2 (Zip Code)
250 490 3378 (Registrant’s telephone number, including area code)
Peak Resources Incorporated . (Former name, former address and former fiscal year, if changed since last report)

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

[ X ] Yes         [   ]  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at January 14, 2009
common stock - $0.001 par value	59,446,200

MINE CLEARING CORP.

(A Development Stage Company)

FINANCIAL STATEMENTS

For the period ended

November 30, 2009

Index

Balance Sheets as of November 30, 2009 (Unaudited) and August 31, 2009

F-1

Unaudited Statements of Operations for the three months and nine months ended November 30, 2009 and 2008 and from September 30, 2005 (Inception) to November 30, 2009

F-2

Unaudited Statements of Cash Flows for the nine months ended November 30, 2009 and 2008 and from

September 30, 2005 (Inception) to November 30, 2009

F-3

Unaudited Notes to the Financial Statements

F-4

Mine Clearing Corp.

(A Development Stage Company)

Balance Sheets

	November 30, 2009 $	August 31, 2009 $
	(unaudited)

ASSETS

Current Assets

Cash	466	4,750
Prepaid expenses	–	1,413

Total Current Assets	466	6,163

Equipment, Net	903	965

Total Assets	1,369	7,128

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	93,759	90,681
Accrued liabilities	11,228	9,830
Due to related parties	59,785	45,980

Total Current Liabilities	164,772	146,491

Shareholder Loan Payable	24,570	24,570

Total Liabilities	189,342	171,061

Stockholders’ Deficit

Common Stock, 200,000,000 shares authorized, $0.001 par value 59,446,200 shares issued and outstanding	59,446	59,446

Additional Paid-in Capital	370,724	369,313

Deficit Accumulated During the Development Stage	(618,143)	(592,692)

Total Stockholders’ Deficit	(187,973)	(163,933)

Total Liabilities and Stockholders’ Deficit	1,369	7,128

(The Accompanying Notes are an Integral Part of These Financial Statements)

Mine Clearing Corp.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	Accumulated From September 30, 2005	For the Three Months	For the Three Months
	(Date of Inception)	Ended	Ended
	to November 30,	November 30,	November 30,
	2009	2009	2008
	$	$	$

Revenue	–	–	–

Expenses

General and administrative	326,960	18,886	88,805
Amortization	329	62	246
Research and development costs	98,000	–	98,000
Professional fees	169,143	5,510	40,920
Interest Expense	3,114	993	–

Total Expenses	597,546	25,451	227,971

Net Loss Before Discontinued Operations	(597,546)	(25,451)	(227,971)

Discontinued operations	(20,597)	–	–

Net Loss	(618,143)	(25,451)	(227,971)

Net Loss Per Share – Basic and Diluted
Continuing Operations		–	–
Discontinued Operations		–	–

Weighted Average Shares Outstanding		59,446,000	59,446,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

Mine Clearing Corp.

 (A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	Accumulated From September 30, 2005 (Date of Inception) to November 30, 2009	For the Three Months Ended November 30, 2009	For the Three Months Ended November 30, 2008
	$	$	$

Operating Activities

Net loss	(618,143)	(25,451)	(227,971)

Adjustments to reconcile net loss to net cash used in operating activities:

Donated services and rent	27,750	750	–
Impairment of mineral property	9,957	–	–
Amortization	329	62	246
Imputed interest	2,782	661	–

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	104,275	4,475	26,198
Prepaid expenses	–	1,413	–

Net Cash Used in Operating Activities	(473,050)	(18,090)	(201,527)

Investing Activities

Mineral property acquisition costs	(9,547)	–	–
Equipment acquisition	(1,232)	–	–
Net Cash Used in Investing Activities	(10,779)	–	–

Financing Activities

Net proceeds from shareholder loans payable and advances	83,945	13,806	(4,196)
Proceeds from the issuance of common stock	400,350	–	–

Net Cash Provided by Financing Activities	484,295	13,806	(4,196)

Increase (Decrease) In Cash	466	(4,284)	(205,723)

Cash - Beginning of Period	–	4,750	269,625

Cash - End of Period	466	466	63,902

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

(The Accompanying Notes are an Integral Part of These Financial Statements)

Form 10-Q – Q3	Mine Clearing Corp.	13

1.

Development Stage Company

Peak Resources Incorporated (the “Company”) was incorporated in the State of Nevada on September 30, 2005. On August 18, 2008, the Company changed its name to Mine Clearing Corp. The Company is a Development Stage Company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities. The Company’s former principal business was the acquisition and exploration of mineral resource properties. During the fourth quarter of 2008, the Company changed its principal business and entered into licensing agreements for the rights to certain intellectual properties in the landmine scanning, detection, mapping and removal services. Refer to Note 7.

2.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at November 30, 2009, the Company has accumulated losses of $618,143 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.

Summary of Significant Accounting Policies

a)

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is August 31.

b)

Interim Financial Statements

These interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended August 31, 2009, included in the Company’s Annual Report on Form 10K filed December 4, 2009 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at November 30, 2009, and the results of its operations and cash flows for the three month periods ended November 30, 2009 and 2008. The results of operations for the period ended November 30, 2009 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Form 10-Q – Q3	Mine Clearing Corp.	14

3.

Summary of Significant Accounting Policies (continued)

d)

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

e)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2009 and 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

f)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

g)

Research and Development Costs

Pursuant to ASC 730, Research and Development, the Company expenses all research and development costs as incurred.

h)

Property and Equipment

Property and equipment is recorded at cost and is amortized on a straight-line basis over 5 years.

i)

Long-Lived Assets

In accordance with ASC 360, Property Plant and Equipment, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

j)

Financial Instruments

The Company’s financial instruments consist principally of cash, accounts payable, accrued liabilities, and amounts owed to related parties. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments the fair value of the Company’s cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

Form 10-Q – Q3	Mine Clearing Corp.	15

3.

Summary of Significant Accounting Policies (continued)

k)

Discontinued Operations

Certain amounts have been reclassified to present the Company’s discontinuance of its mineral exploration operations, as discontinued operations. Unless otherwise indicated, information presented in the notes to the financial statements relates only to the Company’s continuing operations.

l)

Income Taxes

The Company has adopted ASC 740 Income Taxes as of its inception. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

m)

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC 830, Foreign Currency Translation Matters, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

n)

Recently Issued Accounting Pronouncements

In May 2009, FASB issued ASC 855, Subsequent Events, which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009.  The adoption of ASC 855 did not have a material effect on the Company’s financial statements. Refer to Note 8.

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place.  The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate all references to pre-codification standards.

In August 2009, FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009. The adoption of this amendment did not have a material effect on the Company’s financial statements.

In October 2009, FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

Form 10-Q – Q3	Mine Clearing Corp.	16

3.

Summary of Significant Accounting Policies (continued)

n)

Recently Issued Accounting Pronouncements (continued)

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

4.

Property and Equipment

			November 30,	August 31,
			2009	2009
	Cost	Accumulated Amortization	Net Book Value	Net Book Value
	$	$	$	$

Equipment	1,232	329	903	965

5.

Related Party Transactions

a)

During the period ended November 30, 2009, the Company recognized a total of $750 (2008 - $nil) for rent at $250 per month provided by the President of the Company.

b)

At November 30, 2009, the Company is indebted to a director of the Company for $59,785 (August 31, 2009 - $45,980), representing expenditures paid on behalf of the Company and management services. This amount is unsecured, non-interest bearing, due on demand and has no specific terms of repayment. During the period ended November 30, 2009, imputed interest of $661 (November 30, 208 - $nil) was calculated and has been recorded as additional paid-in capital.

6.

Loan Payable

a)

On June 11, 2009, the Company signed a loan agreement to receive $6,570 from a shareholder of the Company to be used for general working capital.  The loan is unsecured and non-interest bearing for a term of three years.  During the period ended November 30, 2009, imputed interest of $82 (November 30, 2008 – $nil) has been accrued at November 30, 2009.

b)

On December 15, 2008, the Company signed a loan agreement to receive $18,000 from a shareholder of the Company to be used for general working capital.  The loan agreement was amended on May 1, 2009, to increase the term of the loan from one year to three years. On November 24, 2009, the Company signed an additional loan agreement to receive an additional $4,000 to be used for general working capital.  These loans are unsecured, non-interest bearing and have a term of three years.  As of November 30, 2009, the loan proceeds had not been received.  Refer to Note 8(b).  During the period ended November 30, 2009, imputed interest of $250 (November 30, 2008 – $nil) has been accrued at November 30, 2009.

7.

Commitments

a)

On August 1, 2008, the Company entered into a management agreement with the President of the Company to provide management services. Under the terms of the agreement, the Company agreed to pay $5,000 per month for an initial term of 24 months.

b)

On August 7, 2008, the Company entered into a Development and Consultancy Support Services Agreement (“Services Agreement”) with Roke Manor Research Limited (the “Licensor”) to develop proprietary technology and products and provide consulting support in the field of landmine scanning, detection, mapping and removal. Refer to Note 8.

Form 10-Q – Q3	Mine Clearing Corp.	17

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

c)

On August 7, 2008, the Company entered into a Technology Exploitation Agreement with the Licensor to acquire a non-transferable license to utilize certain sensor intellectual property (“Cold Sky technology”) to develop, manufacture, use and sell any anomaly or metal detector product or products developed by the Company using the Cold Sky technology. The consideration for the license to use the Cold Sky technology is an upfront fee of £125,000 (US$202,500), which shall be payable upon completion of Phase 3 of the Services Agreement (Refer to Note 7(c)) and thereafter a royalty of £1,000 (US$1,600) for each product deployed by the Company, including sales of the product designed by the Company for integration into systems manufactured by third parties or suppliers of spare or replacement parts. The maximum royalty limit the Company shall be required to pay is £250,000 (US$405,000) over a ten year period commencing upon completion of the Services Agreement. On December 2, 2009, the license agreement was terminated. Refer to Note 8.

d)

On August 7, 2008, the Company entered into a Technology Exploitation Agreement with the Licensor to acquire a non-transferable license to utilize certain sensor intellectual property (“Fig8 technology”) in order to develop, manufacture, use and sell any anomaly or metal detector product or products developed by the Company using the Fig8 technology. The consideration for the license to use the Fig8 technology is an upfront fee of £125,000 (US$202,500), which shall be payable upon completion of the final phase of the Services Agreement and thereafter a royalty of £125 (US$200) for each product deployed by the Company, including sales of the product designed by the Company for integration into systems manufactured by third parties or suppliers of spare or replacement parts. The maximum royalty limit the Company shall be required to pay is £250,000 (US$405,000) over a ten year period commencing upon completion of the Services Agreement. On December 2, 2009, the license agreement was terminated. Refer to Note 8.

e)

On August 15, 2008, the Company entered into a management agreement with a contractor to provide management services. Under the terms of the agreement, the Company agreed to pay $2,500 per month for an initial term of 24 months.  For the three months ending November 30, 2009, both parties agreed to waive the management fees that would have been recorded for September, October, and November.

f)

On August 27, 2008, the Company entered into a contract with an investor relations firm. In consideration for investor relations services, the Company will pay the firm 3% for all venture investments. The Company will also pay EUR 2,000 (US$2,500) per month for three months commencing September 1, 2008. The agreement can be revoked by either party at any time during the three month period, however, introductions made by the investor relations firm that lead to financing will be honored for a period of one year. For all introductions, the maximum finder’s fee payable is 10% (inclusive of the 3% fee). On December 1, 2009, this agreement was terminated.

Form 10-Q – Q3	Mine Clearing Corp.	18

7.

Commitments (continued)

g)

On October 17, 2008, the Company signed a memorandum of understanding with a bank to advise the Company in its private placement of new shares with European institutional investors.  In consideration for these services the Company has agreed to pay for all expenses, fees and any other costs incurred in connection with the Private Placement, 10% of the gross proceeds of the Private Placement, and EUR 15,000 for work provided during the Due Diligence.   On December 1, 2009, this agreement was terminated.

h)

On November 18, 2008, the Company entered into a management agreement with a consultant to provide management services.  Under the terms of the agreement, the Company agreed to pay $2,500 per month for an initial term of 24 months.  For the three months ending November 30, 2009, both parties agreed to waive the management fees that would have been recorded for September, October, and November.

8.

Subsequent Events

In accordance with ASC Topic 855, Subsequent Events – Overall, the Company evaluated subsequent events through January 12, 2010, the date of issuance of the financial statements. During this period the Company did not have any material recognizable subsequent events, except as disclosed below.

a)

On December 1, 2009, the investor relations agreements described in Note 7(f) and (g) were terminated.

b)

On December 2, 2009, the proceeds from the loan described in Note 6(b) were received.

c)

On December 2, 2009 the Company was informed by Roke Manor that they were terminating the licensing agreements for their patented sensors. Roke has informed the Company that “in the event MCC’s funding situation was to improve in the near future, Roke would be prepared to enter into discussions with MCC for continuation of the development programme and agreement on a new licence arrangement. Roke is prepared for the consulting services agreement to remain in effect until it automatically terminates on July 29, 2010, unless otherwise extended by mutual agreement.”

Form 10-Q – Q3	Mine Clearing Corp.	19

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

Overview

Mine Clearing Corp. (“MCC”) is developing an advanced technology solution to locating, mapping and removing landmines. Our solution is based on two patented sensors that we will acquire from our technology provider, Roke Manor Research Ltd. (“Roke”) that will be further developed by Roke, for our specific demining solution. The resulting technology product will be an integrated stand-alone scanning, locating and mapping system that will utilize Unmanned Aerial Vehicles, GPS mapping software and specialized training of resident personnel of client countries. MCC expects that the system will be substantially faster, more efficient and safer than existing approaches to the dangerous process of landmine detection and removal.

Roke, a subsidiary of Siemens AG, are our strategic technology providers and the sensor technology they have developed represents the foundation of our technology solution. Roke is owned by Siemens and based in Romsey, Hampshire, UK is an innovative solutions provider and contract R&D specialist. They have pioneered developments in electronic sensors, networks and communications technology, providing products and services to Siemens businesses, government departments, and commercial customers.

MCC had licensed two proprietary sensors for the exclusive use of landmine detection from Roke via two licensing agreements entered into on August 7, 2008. Due to MCC’s inability to raise funds to develop the technology Roke Manor terminated the two licensing agreements for the patented sensors on December 2, 2009.  MCC still has a Services Agreement in place with Roke until July 29, 2010.  Under the Services Agreement Roke would continue to assist MCC in the development of a technology solution for detecting landmines. Furthermore, Roke confirms that should our financial situation improve they are prepared to enter into discussions for new license agreements for the patented sensors.

Plan of Operation

MCC intends to complete a number of key objectives over the course of the next 12 – 18 months that will result in achieving its goal of becoming a highly profitable technology and service company in the landmine detection and removal sector.

The most important objectives to achieve are the following:

Form 10-Q – Q3	Mine Clearing Corp.	20

•

In accordance with the global nature of its business, we are targeting multiple stock exchange listings including a more senior exchange listing in either Europe or the UK.

•

Complete a financing of between $3  million to meet our development and commercialization funding needs for the next 12 months. This includes approximately $1.5 million for technology product development, approximately $1.4 million for general and administration (including business development) and approximately $1.5 million in capital costs to deploy our first commercial unit

•

Develop a working model stand alone system that will conduct high level scans and low level detection of landmines on a variety of landmine contamination terrains. A series of demonstrations to key decision makers and centers of influence will be carried out as soon as the prototype systems are available.

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

The key milestones and achievement dates are outlined in the following table:

MCC’S DEVELOPMENT MILESTONES

Milestone	Details	Achievement Date
Raise $3 million[1]	Required to fund R&D, corporate and business development	March 2010
Reacquire technology agreement with Roke Manor[2]	Patented sensors to form core of technology solution	March 2010
Additional board member additions	International board members added for business development and future fund raising	March 2010
Roke Phase 1 completed	System analysis and design phase	Apr/May 2010
Letters of Understanding	Client countries secure initial position for demonstrations.	May 2010
Roke Phase 2 completed	Ground based demonstrators completed including landmine location and mapping function	August 2010
Letters of Intent signed with initial client countries	Countries having viewed functionality of phase 2 will be requested to sign LOIs to ensure they are positioned to be first client countries.	August 2010
Roke Phase 3 completed	UAV integration and testing. Final prototype demonstrated.	December 2010

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

We understand that while the resulting technology is critical, building a better mousetrap isn’t the only key to success. We have to develop the contacts and relationships to ensure we can market our systems successfully.

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

Risk Factors

Form 10-Q – Q3	Mine Clearing Corp.	21

An investment in MCC’s common stock involves a number of very significant risks.  Prospective investors should refer to all the risk factors disclosed in MCC’s Form 10-K filed on December 4, 2009.

Results of Operation for the Period Ended November 30, 2009

MCC has had no operating revenues since its inception on September 30, 2005, through to November 30, 2009.  MCC’s activities have been financed from the proceeds of share subscriptions and from shareholder loans.  From MCC’s inception on September 30, 2005 to November 30, 2009 MCC raised a total of approximately $400,000 from private placements of its common stock and $24,570 from shareholder loans.

For the period from inception on September 30, 2005, to November 30, 2009, MCC incurred total expenses of $597,546.  These expenses included $169,143 in professional fees, $98,000 in research and development costs, $326,960 in general and administrative expenses, $329in amortization expenses and $20,597 in expenses due to discontinued operations (mineral property costs).  MCC’s general and administrative expenses include donated management services, donated rent, office maintenance, bank charges, travel, communication expenses, courier, postage costs, and office supplies.  MCC’s professional fees consist of legal, consulting, management fees, accounting and auditing fees.

For the three month period ended November 30, 2009, MCC incurred total expenses of $25,451.  These expenses included $5,510 in professional fees and $18,886 in general and administrative expenses.  MCC’s general and administrative expenses mainly include donated management services, donated rent, office maintenance, bank charges, travel, communication expenses, courier, postage costs, and office supplies.  MCC’s professional fees consist of legal, consulting, management fees, accounting and auditing fees.

For the three month period ended November 30, 2008, MCC incurred total expenses of $227,971.  These expenses included $40,920 in professional fees and $88,805 in general and administrative expenses. Peak’s general and administrative expenses included $750 for donated rent, which were provided by its President.

Liquidity and Capital Resources

As at November 30, 2009, MCC had a cash balance of $466 and had working capital deficit of ($163,403).  MCC’s accumulated deficit was $618,143 as at November 30, 2009.  MCC’s net loss of $618,143 from September 30, 2005 (date of inception) to November 30, 2009 was mostly funded by its equity financing.  From September 30, 2005 (date of inception) to November 30, 2009, MCC raised $400,350 in equity financing and $24,570 in debt financing.  The net increase in cash from September 30, 2005 (date of inception) to November 30, 2009 was $466.

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

On December 2, 2009 the Company was informed by Roke Manor that due to the Company’s inability to raise funds to fund the technology development they were terminating the licensing agreements for their patented sensors. Roke has informed the Company that “in the event MCC’s funding situation was to improve in the near future, Roke would be prepared to enter into discussions with MCC for continuation of the development programme and agreement on a new

Form 10-Q – Q3	Mine Clearing Corp.	22

licence arrangement. Roke is prepared for the consulting services agreement to remain in effect until it automatically terminates on July 29, 2010, unless otherwise extended by mutual agreement.”

Funding for the obligations to Roke Manor Research to reacquire the technology licences, complete the research and development program and pay the upfront licensing fees will be financed through sales of MCC’s common stock. There are no assurances that MCC will be able to achieve further sales of its common stock or any other form of additional financing.  If MCC is unable to achieve the financing necessary to continue its plan of operations, then MCC will not be able to execute its business plan of developing a demining technology solution and its business will fail.

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

Net Cash Used in Operating Activities

For the three month period ended November 30, 2009, net cash used in operating activities totalled $ 18,090 compared with $201,527 for the previous fiscal period.

As at November 30, 2009, MCC had a cash balance of $466 and had working capital deficit of ($163,403).  During the three month period ended November 30, 2009, MCC used $18,090 in cash for operating activities.  This was primarily a result of an operating loss of $25,451, offset by non-cash items for amortization of $62, and a net increase in accounts payable and accrued liabilities of $4,475.  During the three month period ended November 30, 2009, MCC paid $nil towards accounts payable.  There were also changes in prepaid expenses and due to related parties resulting in a net use of cash of ($1,413).

Net Cash Used in Investing Activities

Net cash provided by investing activities was $nil for the three month period ended November 30, 2009 as compared with $nil of cash used for the previous  year.

MCC used net cash of $0 in investing activities during the three month period ended November 30, 2009.

For the three month period ended November 30, 2009, MCC’s monthly cash requirement was approximately $6,030 in operating activities and approximately $0 in investing activities.  Management anticipates that after February 2010 if MCC intends to execute its business plan its monthly expenses will increase to $233,000 for technology and product development plus general and administration (including business development). This includes an average of $43,000 for human resources and staffing, an average of $127,000 for research and development, $30,000 for business development including travel costs, and $33,000 for public company, legal, accounting, marketing and office costs.  During the last quarter of the upcoming fiscal year it will require the majority of its $1.4 million budget for capital expenditures to build and deploy its first commercial unit.

Net Cash Used in Financing Activities

Net cash provided by financing activities was $13,806 for the three month period ended November 30, 2009 as compared with financing of ($4,196) for the previous fiscal year from the issuance of debt.

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

Form 10-Q – Q3	Mine Clearing Corp.	23

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

 Changes in Internal Control over Financial Reporting

 In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended November 30, 2009 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

Form 10-Q – Q3	Mine Clearing Corp.	24

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

Form 10-Q – Q3	Mine Clearing Corp.	25

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

Form 10-Q – Q3

Mine Clearing Corp.

26

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

January 14, 2010

 By:  /s/ Larry Olson

Name:  Larry Olson

Title:

 Director, President, CEO, and CFO

(Principal Executive Officer and

Principal Financial Officer)