Form 10-K/A
period 2009-08-31
Mine Clearing Corp.
filed 2010-03-09
CIK 1393548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-K/A

Amendment No. 1

[ X ]	ANNUAL REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  August 31, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission file number  000-52944

MINE CLEARING CORP.

(Name of Small Business Issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	00-0000000 (I.R.S. Employer Identification No.)
2103 Tyrone Place, Penticton, BC Canada (Address of principal executive offices)	V2A 8Z2 (Zip Code)

Issuer’s telephone number:  (250) 490-3378

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	N/A

Securities registered pursuant to Section 12(g) of the Act:

common stock - $0.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes [ ]       No   [ X ]

Mine Clearing Corp.	Form 10-K/A - 2009	Page 1

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes     [ ]       No   [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes    [X]    No   [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K.

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

Transitional Small Business Disclosure Format (Check one): Yes   [   ]     No   [ X ]

Mine Clearing Corp.	Form 10-K/A - 2009	Page 2

Explanatory Note

We are amending our Annual Report on Form 10-K to disclose the conclusions from our executive’s evaluations of our disclosure controls and procedures.  Our disclosures concerning our evaluation of our internal controls over financial reporting and our disclosure controls and procedures were amended to clarify that our executives found these controls to be ineffective as of August 31, 2009. We are also amending our Annual Report to clarify that  the cumulative financial period from September 30, 2005 (Date of Inception) to August 31, 2009 were unaudited.

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

The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The forward-looking statements in this Form 10-K/A for the fiscal year ended August 31, 2008, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report.  As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment.  To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements.  No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

All forward-looking statements are made as of the date of filing of this Form 10-K/A and Mine Clearing Corp. disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.  Mine Clearing Corp. may, from time to time, make oral forward-looking statements.  Mine Clearing Corp. strongly advises that the above paragraphs and the risk factors described in this Annual Report and in Mine Clearing Corp.’s other documents filed with the United States Securities and Exchange Commission should be read for a description of certain factors that could cause the actual results of Mine Clearing Corp. to materially differ from those in the oral forward-looking statements. Mine Clearing Corp. disclaims any intention or obligation to update or revise any oral or written forward-looking statements whether as a result of new information, future events or otherwise.

Mine Clearing Corp.	Form 10-K/A - 2009	Page 3

PART I

Item 1.  Description of Business.

The statements contained in this Annual Report on Form 10-K/A for the fiscal year ended August 31, 2009, that are not purely historical statements are forward –looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company’s expectations, beliefs, hopes, intentions or strategies regarding the future.  These forward-looking statements involve risks and uncertainties.  Our actual results may differ from those indicated in the forward-looking statements.  Please see  “Risk Factors that May Affect Future Results,” “Special Note Regarding Forward-Looking Statements” and the factors and risks discussed in other reports filed from time to time with the Securities and Exchange Commission.

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

Business Overview

Mine Clearing Corp.	Form 10-K/A - 2009	Page 4

MCC is developing an advanced technology solution to locating, mapping and removing landmines. Our solution will be based on two patented sensors that MCC plans to license from and will be further developed by our technology provider, Roke Manor Research Ltd., for our specific mine detection solution. The resulting technology product will be an integrated stand-alone scanning, locating and mapping system that will utilize unmanned aerial vehicles, GPS mapping software and specialized training of resident personnel of client countries. MCC expects that the system will be substantially faster, more efficient and safer than existing approaches to the dangerous process of landmine detection and removal.

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

Market Size

There are a number of approaches to estimating the market size for landmine removal. Based on the current estimated contamination level and conventional mechanical demining costs, the market potential for landmine removal would be as follows:

•

Over 200,000 km2 contaminated (5 x size of Denmark).

•

Current lowest cost mine removal = $700,000 per km2

Mine Clearing Corp.	Form 10-K/A - 2009	Page 5

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

Mine Clearing Corp.	Form 10-K/A - 2009	Page 6

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

Mine Clearing Corp.	Form 10-K/A - 2009	Page 7

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

Mine Clearing Corp.	Form 10-K/A - 2009	Page 8

Larry Olson

Our President and Chief Financial Officer, Larry Olson, has been involved in a variety of visionary ventures. He founded and still manages a venture capital firm that identified and invested in the need to bring the physician’s office into the digital world. He was a policy advisor to the British Columbia provincial government and worked closely with government, industry and academia, including Nobel laureate Dr. Michael Smith, to help establish British Columbia’s strong and growing biotech sector. He worked closely with leading entrepreneurs in British Columbia to help in the promotion and establishment of the Okanagan valley as one of North America’s leading wine centers including being a founding member of the Board of Directors of the British Columbia Wine Information Centre. He has worked in the venture capital sector and as a management consultant to various industry sectors. He has been directly involved as the founder of a number of technology startup companies. Larry has over 10 years of experience in public company management with a focus on marketing and finance. He understands the public company management process especially from the start-up perspective.

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

Mine Clearing Corp.	Form 10-K/A - 2009	Page 9

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

Mine Clearing Corp.

Form 10-K/A - 2009

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

Mine Clearing Corp.	Form 10-K/A - 2009	Page 11

Technology and Product Development. We also engage independent contractors or specialists in the areas of European finance, legal, marketing and audit services.

Mine Clearing Corp.	Form 10-K/A - 2009	Page 12

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

Mine Clearing Corp.	Form 10-K/A - 2009	Page 13

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

Mine Clearing Corp.	Form 10-K/A - 2009	Page 14

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

Mine Clearing Corp.	Form 10-K/A - 2009	Page 15

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

Mine Clearing Corp.	Form 10-K/A - 2009	Page 16

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

OTHER RISK FACTORS

Mine Clearing Corp.	Form 10-K/A - 2009	Page 17

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Report on Form 10-K/A under “Business” “Risk Factors” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report constitute forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended.  Forward-looking statements include statements regarding MCC’s expectations, beliefs, hopes, intentions or strategies regarding the future.  These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements.  Such factors include, among other things, those listed under “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no consent resolutions or matters voted on by security holders during the reporting period.

Mine Clearing Corp.	Form 10-K/A - 2009	Page 18

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

The shares include the following:

Mine Clearing Corp.	Form 10-K/A - 2009	Page 19

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

Mine Clearing Corp.	Form 10-K/A - 2009	Page 20

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

Forward-Looking Statements

This Form 10-K/A – Annual Report contains forward-looking statements that involve risks and uncertainties.  You will find words such as anticipate, believe, plan, expect, future, intend and similar expressions in the Annual Report to identify such forward-looking statements.  MCC’s actual results may differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by MCC described in the Risk Factors section above and elsewhere in this Annual Report.

Mine Clearing Corp.	Form 10-K/A - 2009	Page 21

Plan of Operation

Mine Clearing Corp. is committed to developing an advanced technology solution to demining that will be less expensive, faster and safer than existing approaches to demining.  Our system will be based on proprietary patented technology developed by Roke Manor Research Ltd, a Siemens company which MCC will license from Roke once we have sufficient financing.  MCC has a development agreement with Roke to develop a technology solution.   Under the Services agreement Roke has and will be  engaged to develop a complete system for mine detection and mapping.  They will refine and tailor their existing sensors which MCC will license, author the coordinating and GPS mapping software, integrate the combined technology to be used on a Unmanned Airborne Vehicle (UAV) and develop a final working prototype for demonstration to potential clients.  MCC will own any intellectual property developed as a result of this consulting process that is developed beyond the basic sensor IP.

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

•

Reacquire technology licensing agreements with Roke Manor whereby we have the exclusive licence to their two proprietary patented sensors.

Mine Clearing Corp.	Form 10-K/A - 2009	Page 22

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

We have to date been funded by existing working capital, by raising funds via private placements of equity capital offerings and by the issuance of debt in the amount of  $24,570.

Mine Clearing Corp.	Form 10-K/A - 2009	Page 23

Manor has tested the sensor devices which we intend to license in a number of different related applications and is highly confident in their sensors to detect buried objects including landmines.  Roke Manor has agreed to postpone the consultancy and services work program in recognition of the global equity market conditions.

MCC has attracted and hired a team of experienced professionals that are focused on making the business a success. Our team consists of a research scientist with defense industry experience a demining technology and removal professional with 20 years experience in the demining sector and an executive with public company and technology start-up experience.  MCC is also working with other professionals that will join the team on a full time basis as Chief Financial Officer and as marketing consultant.

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

Mine Clearing Corp.	Form 10-K/A - 2009	Page 24

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

Mine Clearing Corp.	Form 10-K/A - 2009	Page 25

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

Mine Clearing Corp.	Form 10-K/A - 2009	Page 26

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

Mine Clearing Corp.	Form 10-K/A - 2009	Page 27

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

(The Accompanying Notes are an Integral Part of These Financial Statements)

Mine Clearing Corp.

(A Development Stage Company)

Statements of Operations

	Accumulated From September 30, 2005	For the	For the
	(Date of Inception)	Year Ended	Year Ended
	to August 31,	August 31,	August 31,
	2009	2009	2008
	Unaudited $	$	$

Revenue	–	–	–

Expenses

General and administrative	308,074	219,991	62,672
Amortization	267	246	21
Research and development costs	98,000	98,000	–
Professional fees	163,633	80,839	47,229
Interest Expense	2,121	2,121	-

Total Expenses	572,095	401,197	109,922

Net Loss Before Discontinued Operations	(572,095)	(401,197)	(109,922)

Discontinued operations	(20,597)	–	(6,069)

Net Loss	(592,692)	(401,197)	(115,991)

Net Loss Per Share – Basic and Diluted
Continuing Operations		(0.01)	–
Discontinued Operations		–	–

Weighted Average Shares Outstanding		59,446,000	58,660,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

Mine Clearing Corp.

(A Development Stage Company)

Statements of Cash Flows

	Accumulated From September 30, 2005 (Date of Inception) to August 31, 2009	For the Year Ended August 31, 2009	For the Year Ended August 31, 2008
	Unaudited $	$	$

Operating Activities

Net loss	(592,692)	(401,197)	(115,991)

Adjustments to reconcile net loss to net cash used in operating activities:

Donated services and rent	27,000	750	9,000
Impairment of mineral property	9,957	–	5,218
Amortization	267	246	21
Imputed interest	2,121	2,121	–

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	99,799	72,237	23,266
Prepaid expenses	(1,413)	815	(2,228)
Due to related party	45,570	35,583	9,432

Net Cash Used in Operating Activities	(409,391)	(289,445)	(71,282)

Investing Activities

Mineral property acquisition costs	(9,547)	–	(5,218)
Equipment acquisition	(1,232)	–	(1,232)
Net Cash Used in Investing Activities	(10,779)	–	(6,450)

Financing Activities

Proceeds from shareholder loan payable	24,570	24,570	–
Proceeds from the issuance of common stock	400,350	–	318,500

Net Cash Provided by Financing Activities	424,920	24,570	318,500

Increase (Decrease) In Cash	4,750	(264,875)	240,768

Cash - Beginning of Period	–	269,625	28,857

Cash - End of Period	4,750	4,750	269,625

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

(The Accompanying Notes are an Integral Part of These Financial Statements)

 Mine Clearing Corp.

(A Development Stage Company)

Statement of Stockholders’ (Deficit) Equity

For the Period from September 30, 2005 (Date of Inception) to August 31, 2009 (Unaudited)

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

Item 9A.  Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president and chief executive officer (who is acting as our principal executive officer and our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of August 31, 2009, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (who is acting as our principal executive officer and our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (who is acting as our principal executive officer and our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of our Chief Executive Officer, MCC conducted an evaluation of the effectiveness of our internal control over financial reporting as of August 31, 2009 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on the evaluation, because of our limited resources and limited number of employees, management concluded that, as of August 31, 2009, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Management is currently evaluating remediation plans for the above control deficiencies.

Mine Clearing Corp.	Form 10-K/A - 2009	Page 41

Accordingly, MCC concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that MCC did not maintain effective internal control over financial reporting as of August 31, 2009 based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

Mine Clearing Corp.	Form 10-K/A - 2009	Page 42

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

Name	Age	Positions Held and Tenure
Dr. Pierre Zakaruaskas	50	Executive Director – Technology and Product Development
Al Carruthers	63	Vice President – Industry Development

Mine Clearing Corp.	Form 10-K/A - 2009	Page 43

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

Mine Clearing Corp.	Form 10-K/A - 2009	Page 44

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

Mine Clearing Corp.	Form 10-K/A - 2009	Page 45

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners (more than 5%)

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner [1]	(4) Percent of Class[2]
Common Stock	Larry Olson 2103 Tyrone Place, Penticton, BC. V2A 8Z2	27,272,500	45.9%

[1]  The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Form 10-K/A from options, warrants, rights, conversion privileges or similar obligations excepted as otherwise noted.

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

3.

Debt Owed To Director

Mine Clearing Corp.	Form 10-K/A - 2009	Page 46

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

Mine Clearing Corp.	Form 10-K/A - 2009	Page 47

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

Mine Clearing Corp.	Form 10-K/A - 2009	Page 48

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

Filed
14	Financial Code of Ethics filed as an exhibit to MCC’s Form SB-2 filed on April 6, 2007, and incorporated herein by reference.	Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

Mine Clearing Corp.	Form 10-K/A - 2009	Page 49

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Mine Clearing Corp. has caused this report to be signed on its behalf by the undersigned duly authorized person.

MINE CLEARING CORP.

By:

/s/ Larry Olson

Name:   Larry Olson

Title: President and Principal Financial Officer

Dated:  March 8, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Mine Clearing Corp. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date
/s/ Larry Olson	President, Principal Executive Officer, Principal Accounting Officer Member of the Board of Directors	March 8, 2010

Mine Clearing Corp.	Form 10-K/A - 2009	Page 50