Form 10-Q
period 2010-02-28
Mine Clearing Corp.
filed 2010-04-14
CIK 1393548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

February 28, 2010

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

[ X ] Yes         [   ]  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at April 14, 2009
common stock - $0.001 par value	59,446,200

Form 10-Q – Q2 Mine Clearing Corp. 2

Form 10-Q – Q2 Mine Clearing Corp. 3

MINE CLEARING CORP.

(A Development Stage Company)

FINANCIAL STATEMENTS

For the period ended

February 28, 2010

Index

Balance Sheets as of February 28, 2010 (Unaudited) and August 31, 2009

F-1

Unaudited Statements of Operations for the three  and six months ended February 28, 2010 and 2009 and from September 30, 2005 (Inception) to February 28, 2010

F-2

Unaudited Statements of Cash Flows for the three months ended February 28, 2010 and 2009 and from

September 30, 2005 (Inception) to February 28, 2010

F-3

Unaudited Notes to the Financial Statements

F-4

Mine Clearing Corp.

(A Development Stage Company)

Balance Sheets

	February 28, 2010 $	August 31, 2009 $
	(unaudited)

ASSETS

Current Assets

Cash	136	4,750
Prepaid expenses	–	1,413

Total Current Assets	136	6,163

Equipment, Net	841	965

Total Assets	977	7,128

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	96,961	90,681
Accrued liabilities	10,915	9,830
Due to related parties	73,852	45,980

Total Current Liabilities	181,728	146,491

Shareholder Loan Payable	31,570	24,570

Total Liabilities	213,298	171,061

Stockholders’ Deficit

Common Stock, 200,000,000 shares authorized, $0.001 par value 59,446,200 shares issued and outstanding	59,446	59,446

Additional Paid-in Capital	372,311	369,313

Deficit Accumulated During the Development Stage	(644,078)	(592,692)

Total Stockholders’ Deficit	(212,321)	(163,933)

Total Liabilities and Stockholders’ Deficit	977	7,128

(The Accompanying Notes are an Integral Part of These Financial Statements)

Mine Clearing Corp.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	Accumulated From September 30, 2005	For the Three Months	For the Three Months	For the Six Months	For the Six Months
	(Date of Inception)	Ended	Ended	Ended	Ended
	to February 28,	February 28,	February 28,	February 28,	February 28,
	2010	2010	2009	2010	2009
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

General and administrative	346,418	19,458	46,055	38,344	134,860
Amortization	391	62	–	124	246
Research and development costs	98,000	–	–	–	98,000
Professional fees	174,351	5,208	24,258	10,718	65,178
Imputed Interest Expense	3,618	836		1,497
Interest Expense	703	371	–	703	–

Total Expenses	623,481	25,935	70,313	51,386	298,284

Net Loss Before Discontinued Operations	(623,481)	(25,935)	(70,313)	(51,386)	(298,284)

Discontinued operations	(20,597)	–	–	–	–

Net Loss	(644,078)	(25,935)	(70,313)	(51,386)	(294,284)

Net Loss Per Share – Basic and Diluted
Continuing Operations		–	–	–	(0.01)
Discontinued Operations		–	–	–	–

Weighted Average Shares Outstanding		59,446,000	59,446,000	59,446,000	59,446,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

Mine Clearing Corp.

 (A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	Accumulated From September 30, 2005 (Date of Inception) to February 28, 2010	For the Six Months Ended February 28, 2010	For the Six Months Ended February 28, 2009
	$	$	$

Operating Activities

Net loss	(644,078)	(51,386)	(298,284)

Adjustments to reconcile net loss to net cash used in operating activities:

Donated services and rent	28,500	1,500	–
Impairment of mineral property	9,957	–	–
Amortization	391	124	246
Imputed interest	3,618	1,497	–

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	137,166	37,366	24,514
Prepaid expenses	–	1,413	210

Net Cash Used in Operating Activities	(464,446)	(9,486)	(273,314)

Investing Activities

Mineral property acquisition costs	(9,547)	–	–
Equipment acquisition	(1,232)	–	–
Net Cash Used in Investing Activities	(10,779)	–	–

Financing Activities

Net proceeds from shareholder loans payable and advances	75,011	4,872	17,808
Proceeds from the issuance of common stock	400,350	–	–

Net Cash Provided by Financing Activities	475,361	4,872	17,808

Increase (Decrease) In Cash	136	(4,614)	(255,506)

Cash - Beginning of Period	–	4,750	269,625

Cash - End of Period	136	136	14,119

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–
Accrued Management Fees	30,000	30,000	–

(The Accompanying Notes are an Integral Part of These Financial Statements)

Mine Clearing Corp. (A Development Stage Company) Notes to the Financial Statements February 28, 2010 (Unaudited)

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

2.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at February 28, 2010, the Company has accumulated losses of $644,078 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.

Summary of Significant Accounting Policies

a)

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is August 31.

b)

Interim Financial Statements

These interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended August 31, 2009, included in the Company’s Annual Report on Form 10K-A filed March 8, 2010 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at February 28, 2010, and the results of its operations and cash flows for the three and six month periods ended February 28, 2010 and 2009. The results of operations for the period ended February 28, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Mine Clearing Corp. (A Development Stage Company) Notes to the Financial Statements February 28, 2010 (Unaudited)

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

e)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 28, 2010 and 2009, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Mine Clearing Corp. (A Development Stage Company) Notes to the Financial Statements February 28, 2010 (Unaudited)

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

Mine Clearing Corp. (A Development Stage Company) Notes to the Financial Statements February 28, 2010 (Unaudited)

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

4.

Property and Equipment

			February 28,	August 31,
			2010	2009
	Cost	Accumulated Amortization	Net Book Value	Net Book Value
	$	$	$	$

Equipment	1,232	391	841	965

5.

Related Party Transactions

a)

During the six month period ended February 28, 2010, the Company recognized a total of $1,500 (February 28, 2009 - $nil) for rent at $250 per month provided by the President of the Company.

b)

At February 28, 2010, the Company is indebted to a director of the Company for $73,852 (August 31, 2009 - $45,980), representing expenditures paid on behalf of the Company and management services. This amount is unsecured, non-interest bearing, due on demand and has no specific terms of repayment. During the period ended February 28, 2010, imputed interest of $1,497 (February 28, 2009 - $nil) was calculated and has been recorded as additional paid-in capital.

6.

Loan Payable

a)

On June 11, 2009, the Company signed a loan agreement to receive $6,570 from a shareholder of the Company to be used for general working capital.  The loan is unsecured and non-interest bearing for a term of three years.  During the period ended February 28, 2010, imputed interest of $82 (November 30, 2008 – $nil) has been accrued at February 28, 2010.

b)

On December 15, 2008, the Company signed a loan agreement to receive $18,000 from a shareholder of the Company to be used for general working capital.  The loan agreement was amended on May 1, 2009, to increase the term of the loan from one year to three years. On November 24, 2009, the Company signed an additional loan agreement to receive an additional $4,000 to be used for general working capital.  On February 28, 2010, the Company signed an additional loan agreement to receive an additional $3,000 to be used for general working capital.  These loans are unsecured, non-interest bearing and have a term of three years.  During the six month period ended February 28, 2010, imputed interest of $538 (February 28, 2009 – $nil) has been accrued.

7.

Commitments

a)

On August 1, 2008, the Company entered into a management agreement with the President of the Company to provide management services. Under the terms of the agreement, the Company agreed to pay $5,000 per month for an initial term of 24 months.

Mine Clearing Corp. (A Development Stage Company) Notes to the Financial Statements February 28, 2010 (Unaudited)

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

i.

Phase 1 is the System Analysis and Design Phase. The cost to complete this phase is approximately $359,500 (£215,000). The Company will be required to deliver an initial payment of $98,000 (£53,750) (paid to Roke by the Company in September 2008), followed by 3 sequential monthly payments of $157,000 (£96,750), $87,000 (£53,750) and $17,500 (£10,750).

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

e)

On August 15, 2008, the Company entered into a management agreement with a contractor to provide management services. Under the terms of the agreement, the Company agreed to pay $2,500 per month for an initial term of 24 months.  For the six months ending February 28, 2010, both parties agreed to waive the management fees that would have been recorded for the period from September 2009 to February 2010.

f)

On August 27, 2008, the Company entered into a contract with an investor relations firm. In consideration for investor relations services, the Company will pay the firm 3% for all venture investments. The Company will also pay EUR 2,000 (US$2,500) per month for three months commencing September 1, 2008. The agreement can be revoked by either party at any time during the six month period, however, introductions made by the investor relations firm that lead to financing will be honored for a period of one year. For all introductions, the maximum finder’s fee payable is 10% (inclusive of the 3% fee). On December 1, 2009, this agreement was terminated.

Mine Clearing Corp. (A Development Stage Company) Notes to the Financial Statements February 28, 2010 (Unaudited)

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

h)

On November 18, 2008, the Company entered into a management agreement with a consultant to provide management services.  Under the terms of the agreement, the Company agreed to pay $2,500 per month for an initial term of 24 months.  For the three months ending November 30, 2009, both parties agreed to waive the management fees that would have been recorded for the period from September 2009 to February 2010.

8.

Subsequent Events

In accordance with ASC Topic 855, Subsequent Events – Overall, the Company evaluated subsequent events through April 14, 2010, the date of issuance of the financial statements. During this period the Company did not have any material recognizable subsequent events, except as disclosed below.

a)

On April 7,8 and 9 2010 the Company received three shareholder loans for $1,650, $3,900 and $1,500 respectively.

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

Plan of Operation

MCC intends to complete a number of key objectives over the course of the next 12 – 18 months that will result in achieving its goal of becoming a technology and service company in the landmine detection and removal sector.

The most important objectives to achieve are the following:

•

Complete a financing of between $3 million to meet our development and commercialization funding needs for the next 12 months. This includes approximately $1.5 million for technology product development, approximately $1.4

Form 10-Q – Q2 Mine Clearing Corp. 14

million for general and administration (including business development) and approximately $1.5 million in capital costs to deploy our first commercial unit

•

Renegotiate a licensing agreement with Roke Manor on similar terms to the agreement that was in place prior to December 2, 2009 whereby the Company would develop the technology based on Roke’s two patented sensor devices.

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

The key milestones and achievement dates are outlined in the following table:

MCC’S DEVELOPMENT MILESTONES

Milestone	Details	Achievement Date
Raise $3 million[1]	Required to fund R&D, corporate and business development	May 2010
Renegotiate and reacquire technology agreement with Roke Manor[2]	Patented sensors to form core of technology solution	May 2010
Additional board member additions	International board members added for business development and future fund raising	May 2010
Roke Phase 1 completed	System analysis and design phase	June/July 2010
Letters of Understanding	Client countries secure initial position for demonstrations.	July 2010
Roke Phase 2 completed	Ground based demonstrators completed including landmine location and mapping function	October 2010
Letters of Intent signed with initial client countries	Countries having viewed functionality of phase 2 will be requested to sign LOIs to ensure they are positioned to be first client countries.	October2010
Roke Phase 3 completed	UAV integration and testing. Final prototype demonstrated.	March 2011

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

Form 10-Q – Q2 Mine Clearing Corp. 15

Risk Factors

An investment in MCC’s common stock involves a number of very significant risks.  Prospective investors should refer to all the risk factors disclosed in MCC’s Form 10-K filed on December 4, 2009.

Results of Operation for the Period Ended February 28, 2010

MCC has had no operating revenues since its inception on September 30, 2005, through to February 28, 2010.  MCC’s activities have been financed from the proceeds of share subscriptions and from shareholder loans.  From MCC’s inception on September 30, 2005 to February 28, 2010 MCC raised a total of approximately $400,000 from private placements of its common stock and $27,570 from shareholder loans.

For the period from inception on September 30, 2005, to February 28, 2010, MCC incurred total expenses of $623,481.  These expenses included $174,351 in professional fees, $98,000 in research and development costs, $346,418 in general and administrative expenses, $391 in amortization expenses and $20,597 in expenses due to discontinued operations (mineral property costs).  MCC’s general and administrative expenses include donated management services, donated rent, office maintenance, bank charges, travel, communication expenses, courier, postage costs, and office supplies.  MCC’s professional fees consist of legal, consulting, management fees, accounting and auditing fees.

For the six month period ended February 28, 2010, MCC incurred total expenses of $51,386.  These expenses included $10,718 in professional fees and $38,344 in general and administrative expenses.  MCC’s general and administrative expenses mainly include donated management services, donated rent, office maintenance, bank charges, travel, communication expenses, courier, postage costs, and office supplies.  MCC’s professional fees consist of management fees, accounting and auditing fees.

For the six month period ended February 28, 2009,  MCC incurred total expenses of $298,284.  These expenses included $65,178 in professional fees and $134,860 in general and administrative expenses. Peak’s general and administrative expenses included NIL for donated rent, which were provided by its President.

Liquidity and Capital Resources

As at February 28, 2010, MCC had a cash balance of $136 and had working capital deficit of ($181,592).  MCC’s accumulated deficit was $644,078 as at February 28, 2010.  MCC’s net loss of $644,078 from September 30, 2005 (date of inception) to February 28, 2010 was mostly funded by its equity financing.  From September 30, 2005 (date of inception) to February 28, 2010, MCC raised $400,350 in equity financing and $27,570 in debt financing.  The net increase in cash from September 30, 2005 (date of inception) to February 28, 2010 was $136.

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

i.

Phase 1 is the System Analysis and Design Phase. The cost to complete this phase is approximately $359,500 (£215,000). The Company will be required to deliver an initial payment of $98,000 (£53,750) (paid to Roke in September 2008), followed by 3 sequential monthly payments of $157,000 (£96,750), $87,000 (£53,750) and $17,500 (£10,750).

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

Form 10-Q – Q2 Mine Clearing Corp. 16

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

Net Cash Used in Operating Activities

For the six month period ended February 28, 2010, net cash used in operating activities totalled $ 39,486 compared with $273,314 for the previous fiscal period.

As at February 28, 2010, MCC had a cash balance of $136 and had working capital deficit of ($181,592).  During the six month period ended February 28, 2010, MCC used $39,486 in cash for operating activities.  This was primarily a result of an operating loss of $51,386, offset by non-cash items for amortization of $124, and a net increase in accounts payable and accrued liabilities of $7,366.  During the six month period ended February 28, 2010, MCC paid $nil towards accounts payable.  There were also changes in prepaid expenses and due to related parties resulting in a net use of cash of ($1,413).

Net Cash Used in Investing Activities

Net cash provided by investing activities was $nil for the six month period ended February 28, 2010 as compared with $nil of cash used for the previous  year.

MCC used net cash of $0 in investing activities during the six month period ended February 28, 2010.

For the six month period ended February 28, 2010, MCC’s monthly cash requirement was approximately $6,581 in operating activities and approximately $0 in investing activities.  Management anticipates that after February 2010 if MCC intends to execute its business plan its monthly expenses will increase to $233,000 for technology and product development plus general and administration (including business development). This includes an average of $43,000 for human resources and staffing, an average of $127,000 for research and development, $30,000 for business development including travel costs, and $33,000 for public company, legal, accounting, marketing and office costs.  During the last quarter of the upcoming fiscal year it will require the majority of its $1.4 million budget for capital expenditures to build and deploy its first commercial unit.

Net Cash Used in Financing Activities

Net cash provided by financing activities was $34,872 for the six month period ended February 28, 2010 as compared with financing of $17,808 for the previous fiscal year from the issuance of debt.

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

Form 10-Q – Q2 Mine Clearing Corp. 17

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

 Changes in Internal Control over Financial Reporting

 In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended February 28, 2010 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

Form 10-Q – Q2 Mine Clearing Corp. 18

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

MCC has adopted a new code of ethics that applies to all its executive officers and employees, including its CEO and CFO.  See Exhibit 14 – Code of Ethics for more information.  MCC undertakes to provide any person with a copy of its financial code of ethics free of charge.  Please contact Larry Olson at 250-490-3378 to request a copy of MCC’s code of ethics.  Management believes MCC’s code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Form 10-Q – Q2 Mine Clearing Corp. 19

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

FIled
16.1	Letter of Manning Elliott Chartered Accountants to the Securities and Exchange Commission dated February 20, 2009 (the former accountants). Filed February 23, 2009.	Filed
99.1	Press release announcing MCC accepting the immediate resignation of Dr. Faysal Mohamed in the position of Executive Director – International Business Development. Filed March 3, 2009.	Filed
14	Financial Code of Ethics filed as an exhibit to MCC’s Form SB-2 filed on April 6, 2007, and incorporated herein by reference.	Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Mine Clearing Corp. has caused this report to be signed on its behalf by the undersigned duly authorized person.

MINE CLEARING CORP.

/s/ Larry Olson

Dated:

April 14, 2010

 By:

Name:  Larry Olson

Title:

 Director, President, CEO, and CFO

(Principal Executive Officer and

Principal Financial Officer)