Form 10-Q
period 2010-05-31
Mine Clearing Corp.
filed 2010-07-15
CIK 1393548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

 (Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	May 31, 2010

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	000-52944

MINE CLEARING CORP.
(Exact name of registrant as specified in its charter)

NEVADA	00-0000000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#640 – 801 6th Ave. SW, Calgary, Alberta, Canada	T2P 3W2
(Address of principal executive offices)	(Zip Code)

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

[ X ] Yes         [   ]  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at July 11, 2010
common stock - $0.001 par value	59,446,200

MINE CLEARING CORP.

(A Development Stage Company)

FINANCIAL STATEMENTS

For the period ended

May 31, 2010

Index

Balance Sheets as of May 31, 2010 (Unaudited) and August 31, 2009

F-1

Unaudited Statements of Operations for the three and nine months ended May 31, 2010 and 2009 and from

September 30, 2005 (Inception) to May 31, 2010

F-2

Unaudited Statements of Cash Flows for the nine months ended May 31, 2010 and 2009 and from

September 30, 2005 (Inception) to May 31, 2010

F-3

Unaudited Notes to the Financial Statements

F-4 – F-9

Mine Clearing Corp.

(A Development Stage Company)

Balance Sheets

	May 31, 2010 $	August 31, 2009 $
	(unaudited)

ASSETS

Current Assets

Cash	108	4,750
Prepaid expenses	-	1,413

Total Current Assets	108	6,163

Equipment, Net	780	965

Total Assets	888	7,128

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	91,190	90,681
Accrued liabilities	11,469	9,830
Due to related parties	88,407	45,980

Total Current Liabilities	191,066	146,491

Shareholder Loan Payable	39,370	24,570

Total Liabilities	230,436	171,061

Stockholders’ Deficit

Common Stock, 200,000,000 shares authorized, $0.001 par value 59,446,200 shares issued and outstanding	59,446	59,446

Additional Paid-in Capital	374,083	369,313

Deficit Accumulated During the Development Stage	(663,077)	(592,692)

Total Stockholders’ Equity Deficit	(229,548)	(163,933)

Total Liabilities and Stockholders’ Deficit	888	7,128

(The Accompanying Notes are an Integral Part of These Financial Statements)

Mine Clearing Corp.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	Accumulated From September 30, 2005	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months
	(Date of Inception)	Ended	Ended	Ended	Ended
	to May 31,	May 31,	May 31,	May 31,	May 31,
	2010	2010	2009	2010	2009
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

General and administrative	361,487	15,069	43,123	53,413	177,983
Amortization	452	61	–	185	246
Research and development costs	98,000	–	–	–	98,000
Professional fees	176,701	2,350	12,683	13,068	77,861
Interest Expense	5,840	1,519	–	3,719	–

Total Expenses	642,480	18,999	55,806	70,385	354,090

Net Loss Before Discontinued	(642,480)	(18,999)	(55,806)	(70,385)	(354,090)
Operations
Discontinued operations	(20,597)	–	–	–	–

Net Loss	(663,077)	(18,999)	(55,806)	(70,385)	(354,090)

Net Loss Per Share – Basic and Diluted
Continuing Operations		–	–	–	(0.01)
Discontinued Operations		–	–	–	–

Weighted Average Shares Outstanding		59,446,000	59,446,000	59,446,000	59,446,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

Mine Clearing Corp.

 (A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	Accumulated From September 30, 2005 (Date of Inception) to May 31, 2010	For the Nine Months Ended May 31, 2010	For the Nine Months Ended May 31, 2009
	$	$	$

Operating Activities

Net loss	(663,077)	(70,385)	(354,090)

Adjustments to reconcile net loss to net cash used in operating activities:

Donated services and rent	29,250	2,250	–
Impairment of mineral property	9,957	–	–
Amortization	452	185	246
Imputed interest	5,840	2,520	–

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	100,748	47,150	53,099
Prepaid expenses	–	1,413	758
Due to related party	–	–	18,001

Net Cash Used in Operating Activities	(516,830)	(16,867)	(281,986)

Investing Activities

Mineral property acquisition costs	(9,547)	–	–
Equipment acquisition	(1,232)	–	–
Net Cash Used in Investing Activities	(10,779)	–	–

Financing Activities

Net proceeds from shareholder loans payable and advances	127,367	12,225	18,000
Proceeds from the issuance of common stock	400,350	–	–

Net Cash Provided by Financing Activities	527,717	12,225	18,000

Increase (Decrease) In Cash	108	(4,642)	(263,986)

Cash - Beginning of Period	–	4,750	269,625

Cash - End of Period	108	108	5,639

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

(The Accompanying Notes are an Integral Part of These Financial Statements)

Mine Clearing Corp.

(A Development Stage Company)

Notes to the Financial Statements

May 31, 2010

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

2.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at May 31, 2010, the Company has accumulated losses of $663,077 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at May 31 2010, and the results of its operations and cash flows for the three and nine month periods ended May 31, 2010 and 2009. The results of operations for the period ended May 31, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

May 31, 2010

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

e)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2010 and 2009, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

May 31, 2010

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

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.”  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (Topic 810): Amendments for Certain Investment Funds.”  The amendments in this Update are effective as of the

Mine Clearing Corp.

(A Development Stage Company)

Notes to the Financial Statements

May 31, 2010

(Unaudited)

beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted.  The Company’s adoption of provisions of ASU 2010-10 did not have a material effect on the financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material impact on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Mine Clearing Corp.

(A Development Stage Company)

Notes to the Financial Statements

May 31, 2010

(Unaudited)

4.

Property and Equipment

			May 31,	August 31,
			2010	2009
	Cost	Accumulated Amortization	Net Book Value	Net Book Value
	$	$	$	$

Equipment	1,232	452	780	965

5.

Related Party Transactions

a)

During the nine month period ended May 31, 2010, the Company recognized a total of $2,250 (May 31, 2009 - $nil) for rent at $250 per month provided by the President of the Company.

b)

At May 31, 2010, the Company is indebted to a director of the Company for $88,407 (August 31, 2009 - $45,980), representing expenditures paid on behalf of the Company and management services. This amount is unsecured, non-interest bearing, due on demand and has no specific terms of repayment. During the period ended May 31, 2010, imputed interest of $2,520 (May 31, 2009 - $nil) was calculated and has been recorded as additional paid-in capital.

6.

Loan Payable

a)

On June 11, 2009, the Company signed a loan agreement to receive $6,570 from a shareholder of the Company to be used for general working capital.  The loan is unsecured and non-interest bearing for a term of three years.  During the nine month period ended May 31, 2010, imputed interest of $246 (May 31, 2009 – $nil) has been accrued.

b)

On December 15, 2008, the Company signed a loan agreement to receive $18,000 from a shareholder of the Company to be used for general working capital.  The loan agreement was amended on May 1, 2009, to increase the term of the loan from one year to three years. On November 24, 2009, the Company signed an additional loan agreement to receive an additional $4,000 to be used for general working capital.  On February 28, 2010, the Company signed an additional loan agreement to receive an additional $3,000 to be used for general working capital.  On April 10, 2010, the Company signed an additional loan agreement to receive an additional $7,800 to be used for general working capital.  These loans are unsecured, non-interest bearing and have a term of three years.  During the nine month period ended May 31, 2010, imputed interest of $953 (May 31, 2009 – $nil) has been accrued.

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

May 31, 2010

(Unaudited)

iii.

7.

Commitments (continued)

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

e)

On August 15, 2008, the Company entered into a management agreement with a contractor to provide management services. Under the terms of the agreement, the Company agreed to pay $2,500 per month for an initial term of 24 months.  For the nine months ending May 31, 2010, both parties agreed to waive the management fees that would have been recorded for the period from September 2009 to May 2010.

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

h)

On November 18, 2008, the Company entered into a management agreement with a consultant to provide management services.  Under the terms of the agreement, the Company agreed to pay $2,500 per month for an initial term of 24 months.  For the nine months ending May 31, 2009, both parties agreed to waive the management fees that would have been recorded for the period from September 2009 to May 2010.

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

Overview

Mine Clearing Corp. (“MCC”) has plans to develop an advanced technology solution to locating, mapping and removing landmines. Our solution is based on two patented sensors that we will acquire from our technology provider, Roke Manor Research Ltd. (“Roke”) that will be further developed by Roke, for our specific demining solution. The resulting technology product will be an integrated stand-alone scanning, locating and mapping system that will utilize Unmanned Aerial Vehicles, GPS mapping software and specialized training of resident personnel of client countries. MCC expects that the system will be substantially faster, more efficient and safer than existing approaches to the dangerous process of landmine detection and removal.

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

The key milestones and achievement dates are outlined in the following table:

MCC’S DEVELOPMENT MILESTONES

Milestone	Details	Achievement Date
Raise $3 million[1]	Required to fund R&D, corporate and business development	August 2010
Renegotiate and reacquire technology agreement with Roke Manor[2]	Patented sensors to form core of technology solution	August 2010
Additional board member additions	International board members added for business development and future fund raising	August 2010
Roke Phase 1 completed	System analysis and design phase	Sept/Oct 2010
Letters of Understanding	Client countries secure initial position for demonstrations.	Oct 2010
Roke Phase 2 completed	Ground based demonstrators completed including landmine location and mapping function	Jan 2011
Letters of Intent signed with initial client countries	Countries having viewed functionality of phase 2 will be requested to sign LOIs to ensure they are positioned to be first client countries.	Jan 2011
Roke Phase 3 completed	UAV integration and testing. Final prototype demonstrated.	June 2011

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

Results of Operation for the Period Ended May 31, 2010

MCC has had no operating revenues since its inception on September 30, 2005, through to May 31, 2010.  MCC’s activities have been financed from the proceeds of share subscriptions and from shareholder loans.  From MCC’s inception on September 30, 2005 to May 31, 2010 MCC raised a total of approximately $400,000 from private placements of its common stock and $127,367 from shareholder loans.

For the period from inception on September 30, 2005, to May 31, 2010, MCC incurred total expenses of $642,480.  These expenses included $176,701 in professional fees, $98,000 in research and development costs, $361,487 in general and administrative expenses, $452 in amortization expenses and $20,597 in expenses due to discontinued operations (mineral property costs).  MCC’s general and administrative expenses include donated management services, donated rent, office maintenance, bank charges, travel, communication expenses, courier, postage costs, and office supplies.  MCC’s professional fees consist of legal, consulting, management fees, accounting and auditing fees.

For the nine month period ended May 31, 2010, MCC incurred total expenses of $70,385.  These expenses included $13,068 in professional fees and $53,413 in general and administrative expenses.  MCC’s general and administrative expenses mainly include donated management services, donated rent, office maintenance, bank charges, travel, communication expenses, courier, postage costs, and office supplies.  MCC’s professional fees consist of management fees, accounting and auditing fees.

For the nine month period ended May 31, 2009,  MCC incurred total expenses of $354,090.  These expenses included $77,861 in professional fees and $117,983 in general and administrative expenses. Mine Clearings’s general and administrative expenses included NIL for donated rent, which were provided by its President.

Liquidity and Capital Resources

As at May 31, 2010, MCC had a cash balance of $108 and had working capital deficit of ($190,958).  MCC’s accumulated deficit was $663,077 as at May 31, 2010.  MCC’s net loss of $663,077 from September 30, 2005 (date of inception) to May 31, 2010 was mostly funded by its equity financing.  From September 30, 2005 (date of inception) to May 31, 2010, MCC raised $400,350 in equity financing and $127,367 in debt financing.  The net increase in cash from September 30, 2005 (date of inception) to May 31, 2010 was $108.

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

Management hopes to raise the balance of MCC’s cash requirements of $3 million for the next 12 months from private placements, shareholder loans or possibly a registered public offering (either self-underwritten or through a broker-dealer) within the next few months.  If MCC is unsuccessful in raising enough money through future capital raising efforts, MCC may review other financing possibilities such as bank loans.  At this time MCC does not have any commitments from any broker-dealer to provide MCC with financing.

Net Cash Used in Operating Activities

For the nine month period ended May 31, 2010, net cash used in operating activities totalled $ 16,867 compared with $281,986 for the previous fiscal period.

As at May 31, 2010, MCC had a cash balance of $108 and had working capital deficit of ($190,958).  During the nine month period ended May 31, 2010, MCC used $16,867 in cash for operating activities.  This was primarily a result of an operating loss of $70,385, donated rent of $2,250, $2,520 of inputed interest, offset by non-cash items for amortization of $185, and a net increase in accounts payable and accrued liabilities of $47,150.  During the nine month period ended May 31, 2010, MCC paid $nil towards accounts payable.  There were also changes in prepaid expenses and due to related parties resulting in a net use of cash of ($1,413).

Net Cash Used in Investing Activities

Net cash provided by investing activities was $nil for the nine month period ended May 31, 2010 as compared with $nil of cash used for the previous  year.

MCC used net cash of $0 in investing activities during the nine month period ended May 31, 2010.

For the nine month period ended May 31, 2010, MCC’s monthly cash requirement was approximately $1,874 in operating activities and approximately $0 in investing activities.  Management anticipates that after February 2010 if MCC intends to execute its business plan its monthly expenses will increase to $233,000 for technology and product development plus general and administration (including business development). This includes an average of $43,000 for human resources and staffing, an average of $127,000 for research and development, $30,000 for business development including travel costs, and $33,000 for public company, legal, accounting, marketing and office costs.  During the last quarter of the upcoming fiscal year it will require the majority of its $1.4 million budget for capital expenditures to build and deploy its first commercial unit.

Net Cash Used in Financing Activities

Net cash provided by financing activities was $12,225 for the nine month period ended May 31, 2010 as compared with financing of $18,000 for the previous fiscal year from the issuance of debt.

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

 Changes in Internal Control over Financial Reporting

 In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended May 31, 2010 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

July 13, 2010

 By:

Name:  Larry Olson

Title:

 Director, President, CEO, and CFO

(Principal Executive Officer and

Principal Financial Officer)