Form 10-K
period 2010-08-31
Mine Clearing Corp.
filed 2010-12-14
CIK 1393548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-K

[ X ]	ANNUAL REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  August 31, 2010

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

Form 10-K – 2010

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

$nil

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the par value of the registrant’s common stock on February 26, 2010 was $1,442,960.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at December 9, 2010
common stock - $0.001 par value	59,686,200

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

Transitional Small Business Disclosure Format (Check one): Yes   [   ]     No   [ X ]

Mine Clearing Corp.

Form 10-K – 2010

Explanatory Note

We are amending our Annual Report on Form 10-K to disclose the conclusions from our executive’s evaluations of our disclosure controls and procedures.  Our disclosures concerning our evaluation of our internal controls over financial reporting and our disclosure controls and procedures were amended to clarify that our executives found these controls to be ineffective as of August 31, 2010. We are also amending our Annual Report to clarify that for the cumulative financial period from September 30, 2005 (Date of Inception) to August 31, 2010 were unaudited.

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

Mine Clearing Corp.

Form 10-K – 2010

PART I

Item 1.  Description of Business.

The statements contained in this Annual Report on Form 10-K for the fiscal year ended August 31, 2010, that are not purely historical statements are forward –looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company’s expectations, beliefs, hopes, intentions or strategies regarding the future.  These forward-looking statements involve risks and uncertainties.  Our actual results may differ from those indicated in the forward-looking statements.  Please see  “Risk Factors that May Affect Future Results,” “Special Note Regarding Forward-Looking Statements” and the factors and risks discussed in other reports filed from time to time with the Securities and Exchange Commission.

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

Due to MCC’s inability to raise funds to develop the technology Roke Manor terminated the two licensing agreements for the patented sensors on December 2, 2009.  The Services Agreement was in place until July 29, 2010.  Under the Services Agreement Roke would continue to assist MCC in the development of a technology solution for detecting landmines. Furthermore, Roke confirms that should our financial situation improve they are prepared to enter into discussions for new license agreements for the patented sensors.

MCC has given consideration to continuing to develop a business that focuses on developing a mine detection technology. However, given our limited resources we have not been able to identify a suitable technology to develop.

Accordingly, in our goal to create value in MCC and for its shareholders, we considered diversifying into other businesses.  To that extent we signed a letter of intent on July 26, 2010 to enter into a property, management and financing agreement (“LOI”) with Boulder Hill Mines, Inc. (“Boulder”) on or before September 1, 2010. The LOI states that Boulder will transfer rights to two mineral properties to MCC, MCC will add management and director

Mine Clearing Corp.

Form 10-K – 2010

known to Boulder, and Boulder will arrange up to $150,000 of financing though a combination of private placements or joint venture arrangements. In return, MCC will cause to be transferred up to 10,000,000 shares of restricted unregistered common stock from current management to persons or entities identified by Boulder.

A final agreement with Boulder was never completed.  There is no intention at this point to move forward or further negotiate an agreement with Boulder.

MCC has not been involved in any bankruptcy, receivership or similar proceedings. There has been no material reclassification, merger consolidation or purchase or sale of a significant amount of assets not in the ordinary course of MCC’s business.

Business Overview

MCC has no current business activity.  Due to the experience gained from its attempt to develop a mine clearing business, MCC is still monitoring the potential to enter into the mine detection business. We will also be reviewing other business opportunities and industries that management is familiar with and can assess with confidence.  Management has experience in a number of businesses including technology, tourism and oil and gas.

Personnel

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

Forward Plan

MCC intends to research and assess different opportunities over the next 12 months.

The most important objectives to achieve are the following:

•

Identify a minimum of three business opportunities to conduct extensive due diligence.

•

Enter into an acquisition, letter of intent or other business arrangement to develop the chosen business.

•

Add to the management team in order to develop the business.

•

Complete a financing of between $250,000 and $400,000 to invest in the business.

The management of MCC has direct experience in developing a variety of businesses in different sectors.  We understand the success factors in different business sectors and will attempt to achieve these factors in the business we eventually end up engaging in.

Costs and Effects of Compliance with Environmental Laws

MCC currently has no costs to comply with environmental laws.

Expenditures on Research and Development During the Last Two Fiscal Years

MCC has incurred $98,000 on research or development expenditures during the last two fiscal years.

Number of Total Employees and Number of Full Time Employees

Mine Clearing Corp.

Form 10-K – 2010

As of December 9, 2010, MCC had one full time employee.  MCC had two part time employees but they have  not been remunerated since November 2008.  MCC’s sole director and officer is also an officer and director of  a  publicly listed oil and gas company in Western Canada and operates a single purpose (one investment to monitor) venture fund,.  He currently contributes approximately 20% of his time to MCC.  We have a management agreement with Mr. Larry Olson, our President.  We also engage independent contractors or specialists in the areas of European finance, legal, marketing and audit services.

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

WE INCURRED HISTORICAL LOSSES. AS A RESULT, WE MAY NOT BE ABLE TO GENERATE PROFITS, SUPPORT OUR OPERATIONS, OR ESTABLISH A RETURN ON INVESTED CAPITAL.

We incurred net losses in the fiscal year ended August 31, 2010 in the amount of $92,633. We cannot assure you that any of our business strategies will be successful or that significant revenues or profitability will ever be achieved or, if they are achieved, that they can be consistently sustained or increased on a quarterly or annual basis.

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

WE WILL REQUIRE ADDITIONAL CAPITAL TO CONTINUE OUR OPERATIONS.

We have available cash of $12,410 as at August 31, 2010 to fund operations. There can be no assurance that we will be able to obtain additional funding when needed, or that such funding, if available, will be obtainable on terms acceptable to us. In the event that our operations do not generate sufficient cash flow, or we cannot obtain additional funds if and when needed, we may be forced to curtail or cease our activities, which would likely result in the loss to investors of all or a substantial portion of their investment.

WE MAY FAIL TO CONTINUE AS A GOING CONCERN, IN WHICH EVENT YOU MAY LOSE YOUR ENTIRE INVESTMENT IN OUR SHARES.

Unless we can raise additional capital needed for the continuance of our operations, we may not be able to achieve our objectives and may have to suspend or cease operations. At August 31, 2010, MCC had not yet achieved profitable operations, has accumulated losses of $685,325 since inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about MCC’s ability to continue as a going concern.

WE RELY HEAVILY ON OUR MANAGEMENT, THE LOSS OF WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION.

Our future financial success depends to a large degree upon the efforts of our management, whom will make an important contribution to our growth and development over the next few years.  Mr. Larry Olson, our President and Chief Executive Officer, is important for the coordination and management of the overall enterprise as well as in financing our efforts.   If we do not succeed in retaining and motivating our current employee, our business could be adversely affected.

We do not currently maintain key-man insurance on our executive. Our future success is also dependent on our ability to identify, hire, train and retain other qualified managerial and other employees. Competition for these individuals is intense and increasing. The loss of any of their services would be detrimental to us and could have an adverse effect on our business development.

Mine Clearing Corp.

Form 10-K – 2010

THERE IS A RISK THAT MCC MAY INCUR LIABILITY OR DAMAGES AS IT CONDUCTS ITS BUSINESS DUE.

MCC currently has no insurance to protect against the impacts of any inherent hazards of any business it may enter in the future but it will purchase the available insurance at the appropriate time.

MCC’S AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT MCC’S ABILITY TO CONTINUE AS A GOING CONCERN, AND AS A RESULT MCC MAY FIND IT DIFFICULT TO OBTAIN ADDITIONAL FINANCING

The following factors raise substantial doubt regarding the ability of MCC’s business to continue as a going concern: (i) the losses MCC incurred since its inception; (ii) MCC’s lack of operating revenues as at August 31, 2010; and (iii) MCC’s dependence on the sale of equity securities and receipt of capital from outside sources to continue in operation.  Management anticipates that MCC will incur increased expenses without realizing enough revenues.  Management therefore expects MCC to incur significant losses in the foreseeable future.  The financial statements do not include any adjustments that might result from the uncertainty about MCC’s ability to continue its business.  If MCC is unable to obtain additional financing from outside sources and eventually produce enough revenues, MCC may be forced to sell its assets, curtail or cease its operations.

IF AND WHEN WE INVEST IN NEW TECHNOLOGIES OR PROCESSES, WE FACE RISKS RELATED TO COST OVER-RUNS AND UNANTICIPATED TECHNICAL DIFFICULTIES.

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

OUR STOCK IS THINLY TRADED, AS A RESULT YOU MAY BE UNABLE TO SELL AT OR NEAR ASK PRICES OR AT ALL IF YOU NEED TO LIQUIDATE YOUR SHARES.

The shares of our common stock are thinly-traded on the OTCQB market place, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that our technology is relatively new and we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume. Even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will ever develop or if it develops, that it will be sustained, or that current trading levels will be sustained. Due to these conditions, we can give investors no assurance that they will be able to sell their shares at or near ask prices or at all if they need money or otherwise desire to liquidate their shares.

OUR COMMON STOCK COULD BE CONSIDERED A “PENNY STOCK.”

Our common stock could be considered to be a “penny stock” if it meets one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Securities Exchange Act of 1934, as amended. These

Mine Clearing Corp.

Form 10-K – 2010

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

Mine Clearing Corp.

Form 10-K – 2010

OTHER RISK FACTORS

There are several risks and uncertainties relating to our ability to raise money and eventually develop a viable business. These risks and uncertainties can materially affect the results predicted. Other risks are our limited operating history, limited financial resources, domestic or global economic conditions, activities of competitors and the presence of new or additional competition, and changes in Federal or State laws and conditions of equity markets.

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

Item 1B.  Unresolved Staff Comments

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2010 fiscal year that remained unresolved.

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

Form 10-K – 2010

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

Following is a report of high and low bid prices at the time of the market close for each quarterly period for the fiscal years ended August 31, 2009 and August 31, 2010.

Period	High	Low	Source
Period ended 11/30/2010	0.036	0.035	Pink OTC Markets Inc.
Quarter ended 8/27/2010	0..20	0.03	Pink OTC Markets Inc.
Quarter ended 5/28/2010	0.035	0.03	Pink OTC Markets Inc.
Quarter ended 2/26/2010	0.051	0.02	Pink OTC Markets Inc.
Period ended 11/27/2009	0.05	0.05	Pink OTC Markets Inc.
Quarter ended 8/31/2009	0.10	0.02	Pink OTC Markets Inc.
Quarter ended 5/31/2009	0.20	0.07	Pink OTC Markets Inc.
Quarter ended 2/28/2009	0.265	0.10	Pink OTC Markets Inc.
Quarter ended 11/30/2008	0.51	0.15	Pink OTC Markets Inc.
Quarter ended 8/31/2008	0.40	0.20	Pink OTC Markets Inc.

The information as provided above for the fiscal years ended 2009 and 2010 was provided by Pink OTC Markets Inc.  The quotations provided herein may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions and have not been adjusted for stock dividends or splits.

As of December 9, 2010, there were 5 market makers in MCC’s common stock on the OTCQB.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any securities authorized for issuance under equity compensation plans.

(b)

Holders of Record

As of November 18, 2010, there were approximately 19 record holders of the MCC’s common stock (which number does not include the number of stockholders whose shares are held by a brokerage house or clearing agency, but does include such brokerage house or clearing agency as one record holder).

(c)

Dividends

The Company has never paid a cash dividend on its common stock and does not intend to pay cash dividends on its common stock in the foreseeable future. MCC is not subject to any restrictions that limit its ability to pay dividends on its shares of common stock.  Dividends are declared at the sole discretion of MCC’s Board of Directors.

(d)

Recent Sales of Unregistered Securities

MCC has sold 59,686,200 shares of unregistered securities.  All of these 59,686,200 shares were acquired from MCC in private placements that were exempt from registration under Regulation S of the Securities Act of 1933 and were sold to Canadian residents.

The shares include the following:

1.

On October 10, 2005, MCC issued 30,000,000 shares of common stock at a price of $0.0001 per share for cash proceeds of $3,000 to its President;

Mine Clearing Corp.

Form 10-K – 2010

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

8.

On August 30, 2010, MCC issued 240,000 shares of common stock to one non-affiliated non-U.S. company at a price of $0.05 per share for cash proceeds of $12,000.

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

Mine Clearing Corp.

Form 10-K – 2010

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

Item 6.  Selected Financial Data.

	Year ended August 31
	2010	2009
Revenues	$ 0	$ 0
Total Operating Expenses	92,633	401,197
Cash on Hand	12,410	4,750
Total Assets	13,128	7,128
Current Liabilities	206,138	146,491
Working Capital	(193,725)	(139,616)
Accumulated Deficit	685,325	592,692

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

Plan of Operation

Mine Clearing Corp.

Form 10-K – 2010

Mine Clearing Corp. is committed to finding a viable business to acquire or develop.  It will continue to monitor for opportunities in the mine detection area but will also review opportunities in other sectors.

MCC’s plan of operations is to complete a number of key objectives over the course of the next 12 months.

•

Identify a minimum of three business opportunities to conduct extensive due diligence.

•

Enter into an acquisition, letter of intent or other business arrangement to develop the chosen business.

•

Add to the management team in order to develop the business.

•

Complete a financing of between $250,000 and $400,000 to invest in the business.

The key milestones and achievement dates are outlined in the following table:

MCC’S DEVELOPMENT MILESTONES

Milestone	Achievement Date
Identify a minimum of three business opportunities to conduct extensive due diligence.	February 2011
Enter into an acquisition, letter of intent or other business arrangement to develop the chosen business[1]	May 2011
Add to the management team in order to develop the business.	June 2011
Complete a financing of between $250,000 and $400,000 to invest in the business[2]	August 2011

Note 1 – MCC has no guarantee that it will be able to enter into a business arrangement to acquire or develop a future business.
Note 2 – MCC has no definitive arrangements for any future financing.

We have to date been funded by existing working capital, by raising funds via private placements of equity capital offerings and by the issuance of debt in the amount of  $45,095.

As at August 31, 2010, MCC had a cash balance of $12,410 and had working capital of ($193,725).  Over the next 12 months management does not anticipate that MCC will generate any revenues.  Management anticipates that MCC needs a minimum additional financing of $200,000 for the next 12 months.  Management anticipates that any additional funding will come from equity financing from the sale of MCC’s common stock.  If MCC is successful in completing an equity financing, existing shareholders will experience dilution of their interest in MCC. MCC. does not have any financing arranged and cannot provide investors with any assurance that MCC will be able to raise sufficient funding from the sale of its common stock to fund its business plan. In the absence of such financing, MCC’s business will fail.

MCC’s planned expenditures and operation expenses for the next 12 months are summarized as follows:

Description – 12 months	Estimated Expenses ($)
Technology and /or business due diligence development	50,000
General and administration (including business development)	150,000
Total	200,000

Based on the nature of MCC’s business, management anticipates incurring operating losses in the foreseeable future.  Management bases this expectation, in part, on the fact that we will most likely not have revenue within the next 12 months.  MCC’s future financial results are also uncertain due to a number of factors, some of which are outside its control.  These factors include, but are not limited to:

Mine Clearing Corp.

Form 10-K – 2010

•

MCC’s ability to raise additional funding;

•

MCC’s ability to identify and enter into an agreement for an acquisition or development of a viable business or technology

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

Results of Operations

MCC has had no operating revenues since its inception on September 30, 2005, through to August 31, 2010.  MCC’s activities have been financed from the proceeds of share subscriptions and the issuance of debt.  From MCC’s inception on September 30, 2005 to August 31, 2010 MCC raised a total of approximately $412,350 from private placements of its common stock and $24,570 in debt.

For the period from inception on September 30, 2005, to August 31, 2010, MCC incurred total expenses of $664,728.  These expenses included $179,160 in professional fees, $379,480 in general and administrative expenses, $98,000 in research and development expenses and $20,597 in expenses due to discontinued operations (mineral property costs).  MCC’s general and administrative expenses include donated management services, donated rent, office maintenance, bank charges, travel, communication expenses, courier, postage costs, and office supplies.  MCC’s professional fees consist of legal, consulting, management fees, accounting and auditing fees.

For the year ended August 31, 2010, MCC incurred total expenses of $92,633.  These expenses included $15,527 in professional fees, $71,406 in general and administrative expenses, $0 in expenses due to discontinued operations (mineral property costs).  MCC’s general and administrative expenses mainly include donated management services, donated rent, office maintenance, bank charges, travel, communication expenses, courier, postage costs, and office supplies.  MCC’s professional fees consist of legal, consulting, management fees, accounting and auditing fees.

Liquidity and Capital Resources

As at August 31, 2010, MCC had a cash balance of $12,410 and had working capital of $(193,725). MCC’s accumulated deficit was $685,325 as at August 31, 2010.  MCC’s net loss of $685,325 from September 30, 2005 (date of inception) to August 31, 2010 was mostly funded by its equity financing.  From September 30, 2005 (date of inception) to August 31, 2010, MCC raised $412,350 in equity financing and $24,570 of debt.  The net increase in cash from September 30, 2005 (date of inception) to August 31, 2010 was $12,410.

On August 7, 2008, MCC entered into a Development and Consultancy Support Services Agreement (“Services Agreement”) with Roke Manor Research Limited (the “Licensor”) to develop proprietary technology and products and provide consulting support in the field of landmine scanning, detection, mapping and removal. This agreement was terminated on July 29, 2010.

On August 7, 2008, MCC entered into a Technology Exploitation Agreement with the Licensor to acquire a non-transferable license to utilize certain sensor intellectual property (“Cold Sky technology”) to develop, manufacture, use and sell any anomaly or metal detector product or products developed by MCC using the Cold Sky technology. This agreement was terminated on December 2, 2009.

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

Mine Clearing Corp.

Form 10-K – 2010

There are no remaining funding obligations from the agreements with Roke Manor Research.

Net Cash Used in Operating Activities

For the fiscal year ended August 31, 2010, net cash used in operating activities totaled $20,069 compared with $289,445  for the previous fiscal year.

As at August 31, 2010, MCC had a cash balance of $12,410 and had working capital of $(193,725). During the fiscal year ended August 31, 2010, MCC used $20,069 in cash for operating activities.  This was primarily a result of an operating loss of $92,633, offset by non-cash items for donated services of $2,750, and a net increase in operating assets and liabilities of $64,443.  During the fiscal year ended August 31, 2010, MCC paid $64,443 towards accounts payable.  There were also changes in prepaid expenses and due to related parties resulting in a net use of cash of $20,069.

Net Cash Used in Investing Activities

Net cash provided by investing activities was $0 for the fiscal year ended August 31, 2010 as compared with $0 of cash used for the previous fiscal year.

MCC used net cash of $0 in investing activities during the fiscal year ended August 31, 2010.  For the fiscal year ended August 31, 2010, MCC’s monthly cash requirement was approximately $1,672 in operating activities and approximately $0 in investing activities.  Management anticipates that after January 2010 if MCC intends to execute its business plan its monthly expenses will remain the same.

Net Cash Used in Financing Activities

Net cash provided by financing activities increased to $27,729 for the fiscal year ended August 31, 2010 as compared with financing of $24,570 for the previous fiscal year from the issuance of common stock and incurring debt.

Mine Clearing Corp.

Form 10-K – 2010

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

Form 10-K – 2010

Item 8.

Financial Statements and Supplementary Data

MINE CLEARING CORP.

(A Development Stage Company)

FINANCIAL STATEMENTS

For the period ended

August 31, 2010

Index

Report of Independent Registered Public Accounting Firm

F-1

Balance Sheets as of August 31, 2010 and August 31, 2009

F-2

Statements of Operations for the years ended August 31, 2010 and 2009 and from

September 30, 2005 (Inception) to August 31, 2010

F-3

Statements of Cash Flows for the years ended August 31, 2010 and 2009 and from

September 30, 2005 (Inception) to August 31, 2010

F-4

Statement of Stockholders’ (Deficit) Equity from September 30, 2005 (Inception) to

August 31, 2010

F-5

Notes to the Financial Statements

F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders of

Mine Clearing Corp.

(formerly Peak Resources Incorporated)

(A Development Stage Company)

We have audited the accompanying balance sheets of Mine Clearing Corp.  (the “Company”) (a development stage company) as of August 31, 2010 and the related statements of operations, stockholders' deficit and cash flows for the twelve month periods then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mine Clearing Corp. as of August 31, 2010 and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

December 14, 2010

F-1

Mine Clearing Corp.

(A Development Stage Company)

Balance Sheets

	August 31, 2010 $	August 31, 2009 $

ASSETS

Current Assets

Cash	12,410	4,750
Prepaid expenses	–	1,413

Total Current Assets	12,410	6,163

Equipment, Net	718	965

Total Assets	13,128	7,128

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	91,168	90,681
Accrued liabilities	12,509	9,830
Due to related parties	102,461	45,980

Total Current Liabilities	206,138	146,491

Shareholder Loan Payable	45,095	24,570

Total Liabilities	251,233	171,061

Stockholders’ Deficit

Common Stock, 200,000,000 shares authorized, $0.001 par value 59,686,200 shares issued and outstanding (2009 – 59,446,200 shares)	59,686	59,446

Additional Paid-in Capital	387,534	369,313

Deficit Accumulated During the Development Stage	(685,325)	(592,692)

Total Stockholders’ Deficit	(238,105)	(163,933)

Total Liabilities and Stockholders’ Deficit	13,128	7,128

(The Accompanying Notes are an Integral Part of These Financial Statements)

Mine Clearing Corp.

(A Development Stage Company)

Statements of Operations

	Accumulated From September 30, 2005	For the	For the
	(Date of Inception)	Year Ended	Year Ended
	to August 31,	August 31,	August 31,
	2010	2010	2009
	$	$	$

Revenue	–	–	–

Expenses

General and administrative	379,480	71,406	219,991
Amortization	514	247	246
Research and development costs	98,000	–	98,000
Professional fees	179,160	15,527	80,839
Interest Expense	7,574	5,453	2,121

Total Expenses	664,728	92,633	401,197

Net Loss Before Discontinued Operations	(664,728)	(92,633)	(401,197)

Discontinued operations	(20,597)	–	–

Net Loss	(685,325)	(92,633)	(401,197)

Net Loss Per Share – Basic and Diluted
Continuing Operations		–	(0.01)
Discontinued Operations		–	–

Weighted Average Shares Outstanding		59,449,945	59,446,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

Mine Clearing Corp.

(A Development Stage Company)

Statements of Cash Flows

	Accumulated From September 30, 2005 (Date of Inception) to August 31, 2010	For the Year Ended August 31, 2010	For the Year Ended August 31, 2009
	$	$	$

Operating Activities

Net loss	(685,325)	(92,633)	(401,197)

Adjustments to reconcile net loss to net cash used in operating activities:

Donated services and rent	29,750	2,750	750
Impairment of mineral property	9,957	–	–
Amortization	514	247	246
Imputed interest	5,832	3,711	2,121

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	164,242	64,443	72,237
Prepaid expenses	–	1,413	815
Due to related party	–	–	35,583

Net Cash Used in Operating Activities	(475,030)	(20,069)	(289,445)

Investing Activities

Mineral property acquisition costs	(9,547)	–	–
Equipment acquisition	(1,232)	–	–
Net Cash Used in Investing Activities	(10,779)	–	–

Financing Activities

Principal payments on shareholder loans payable and advances	(14,809)	(14,809)	–
Borrowings from shareholder loans payable and advances	100,678	30,538	24,570
Proceeds from the issuance of common stock	412,350	12,000	–

Net Cash Provided by Financing Activities	498,219	27,729	24,570

Increase (Decrease) In Cash	12,410	7,660	(264,875)

Cash - Beginning of Period	–	4,750	269,625

Cash - End of Period	12,410	12,410	4,750

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

(The Accompanying Notes are an Integral Part of These Financial Statements)

Mine Clearing Corp.

(A Development Stage Company)

Statement of Stockholders’ (Deficit) Equity

For the Period from September 30, 2005 (Date of Inception) to August 31, 2010

					Deficit
					Accumulated
			Additional		During the
			Paid-in	Donated	Development
	Shares	Amount	Capital	Capital	Stage	Total
	#	$	$	$	$	$

Balance – September 30, 2005 (Date of Inception)	–	–	–	–	–	–

October 10, 2005 – issuance of common shares for cash at $0.0001 per share	30,000,000	30,000	(27,000)	–	–	3,000

April 29, 2006 – issuance of common shares for cash at $0.0015 per share	18,233,340	18,233	9,117	–	–	27,350

August 31, 2006 – issuance of common shares for cash at $0.005 per share	8,700,000	8,700	34,800	–	–	43,500

Donated services and rent	–	–	–	8,250	–	8,250

Net loss	–	–	–	–	(15,762)	(15,762)

Balance – August 31, 2006	56,933,340	56,933	16,917	8,250	(15,762)	66,338

October 10, 2006 – issuance of common shares for cash at $0.005 per share	1,600,000	1,600	6,400	–	–	8,000

Donated services and rent	–	–	–	9,000	–	9,000

Net loss	–	–	–	–	(59,742)	(59,742)

Balance – August 31, 2007	58,533,340	58,533	23,317	17,250	(75,504)	23,596

January 31, 2008 – issuance of common shares for cash at $0.175 per share	142,860	143	24,857	–	–	25,000

June 26, 2008 – issuance of common shares for cash at $0.30 per share	145,000	145	43,355	–	–	43,500

August 21, 2008 – issuance of common shares for cash at $0.40 per share	625,000	625	249,375	–	–	250,000

Donated services and rent	–	–	–	9,000	–	9,000

Net loss	–	–	–	–	(115,991)	(115,991)

Balance – August 31, 2008	59,446,200	59,446	340,904	26,250	(191,495)	235,105

Donated rent	–	–	–	750	–	750

Imputed interest – donated capital	–	–	–	1,409	–	1,409

Net loss	–	–	–	–	(401,197)	(401,197)

Balance – August 31, 2009	59,446,200	59,446	340,904	28,409	(592,692)	(163,933)

August 30, 2010 – issuance of common shares for cash at $0.05 per share	240,000	240	11,760	–	–	12,000

Donated rent	–	–	–	2,750	–	2,750

Imputed interest – donated capital	–	–	–	3,711	–	3,711

Net loss	–	–	–	–	(92,633)	(92,633)

Balance – August 31, 2010	59,686,200	59,686	352,664	34,870	(685,325)	(238,105)

(The Accompanying Notes are an Integral Part of These Financial Statements)

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

2.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at August 31, 2010, the Company has accumulated losses of $685,325 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

d)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2010 and 2009, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

e)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

f)

Research and Development Costs

Pursuant to ASC 730, Research and Development” the Company expenses all research and development costs as incurred.

3.

Summary of Significant Accounting Policies (continued)

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

i)

Financial Instruments

The Company’s financial instruments consist principally of cash, accounts payable, accrued liabilities, and amounts owed to related parties. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments the fair value of the Company’s cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

k)

Income Taxes

The Company has adopted ASC 740, Income Taxes as of its inception. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

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

m)

Recently Issued Accounting Pronouncements

In August 2009, FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard was effective for the Company on October 1, 2009. The adoption of this amendment did not have a material effect on the Company’s financial statements.

(The Accompanying Notes are an Integral Part of These Financial Statements)

3.

Summary of Significant Accounting Policies (continued)

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

In March 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-11, Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives. The amendments in this ASU are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this ASU.  The Company does not expect the provisions of ASU 2010-11 to have a material effect on the Company’s financial statements.

In February 2010, the FASB issued ASU No. 2010-10, Consolidation (Topic 810): Amendments for Certain Investment Funds.  The amendments in this ASU are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted.  The Company’s adoption of provisions of ASU 2010-10 did not have a material effect on the Company’s financial statements.

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (ASC Topic 855) Amendments to Certain Recognition and Disclosure Requirements. The amendments in this ASU requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have a material effect on the Company’s financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements which amends ASC 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material effect on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

4.

Property and Equipment

			August 31,	August 31
			2010	2009
	Cost	Accumulated Depreciation	Net Book Value	Net Book Value
	$	$	$	$

Equipment	1,232	514	718	965

(The Accompanying Notes are an Integral Part of These Financial Statements)

5.

Related Party Transactions

a)

During the year ended August 31, 2010, the Company recognized a total of $2,750 (2009 - $750) for rent at $250 per month provided by the President of the Company. Refer to Note 7(a).

b)

At August 31, 2010, the Company is indebted to a director of the Company for $102,461 (2009 - $45,980), representing expenditures paid on behalf of the Company, for office rent and management services. This amount is unsecured, non-interest bearing, due on demand and has no specific terms of repayment. During the year ended August 31, 2010, imputed interest of $3,711 (2009 - $1,409) was calculated and has been recorded as additional paid-in capital.

6.

Loan Payable

a)

On June 11, 2009, the Company signed a loan agreement to receive $6,570 from a shareholder of the Company to be used for general working capital.  The loan is unsecured and non-interest bearing for a term of three years.  During the year ended August 31, 2010, imputed interest of $329 (2009 – $73) has been accrued.

b)

On December 15, 2008, the Company signed a loan agreement to receive $18,000 from a shareholder of the Company to be used for general working capital.  The loan agreement was amended on May 1, 2009, to increase the term of the loan from one year to three years. On November 24, 2009, the Company signed an additional loan agreement to receive an additional $4,000 to be used for general working capital.  On February 28, 2010, the Company signed an additional loan agreement to receive an additional $3,000 to be used for general working capital.  On April 10, 2010, the Company signed an additional loan agreement to receive an additional $7,800 to be used for general working capital. On June 22, 2010, the Company signed an additional loan agreement to receive an additional $5,725 to be used for general working capital.  These loans are unsecured, non-interest bearing and have a term of three years.  During the year ended August 31, 2010, imputed interest of $1,413 (2009 – $639) has been accrued.

7.

Commitments

a)

On August 1, 2008, the Company entered into a management agreement with the President of the Company to provide management services. Under the terms of the agreement, the Company agreed to pay $5,000 per month for an initial term of 24 months. Subsequent to the year ended August 31, 2010, the Company entered into a new management agreement with the President of the Company (Note 10).

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

On December 2, 2009 the Company was informed by Roke Manor that they were terminating the licensing agreements for their patented sensors. Roke has informed the Company that “in the event MCC’s funding situation was to improve in the near future, Roke would be prepared to enter into discussions with MCC for continuation of the development programme and agreement on a new licence arrangement. Roke is prepared for the consulting services agreement to remain in effect until it automatically terminates on July 29, 2010, unless otherwise extended by mutual agreement.” The consulting services agreement was terminated on July 29, 2010.

c)

On August 7, 2008, the Company entered into a Technology Exploitation Agreement with the Licensor to acquire a non-transferable license to utilize certain sensor intellectual property (“Cold Sky technology”) to develop, manufacture, use and sell any anomaly or metal detector product or products developed by the Company using the Cold Sky technology. The consideration for the license to use the Cold Sky technology is an upfront fee of £125,000 (US$202,500), which shall be payable upon completion of Phase 3 of the Services Agreement (Refer to Note 7(b)) and thereafter a royalty of £1,000 (US$1,600) for each product deployed by the Company, including sales of the product designed by the Company for integration into systems manufactured by third parties or suppliers of spare or replacement parts. The maximum royalty limit the Company shall be required to pay is £250,000 (US$405,000) over a

(The Accompanying Notes are an Integral Part of These Financial Statements)

7.

Commitments (continued)

ten year period commencing upon completion of the Services Agreement. On December 2, 2009, the license agreement was terminated.

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

e)

On August 15, 2008, the Company entered into a management agreement with a contractor to provide management services. Under the terms of the agreement, the Company agreed to pay $2,500 per month for an initial term of 24 months.  During the year ended August 31, 2010, both parties agreed to waive the management fees that would have been recorded for the period from September 2009 to August 2010.

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

h)

On November 18, 2008, the Company entered into a management agreement with a consultant to provide management services.  Under the terms of the agreement, the Company agreed to pay $2,500 per month for an initial term of 24 months.  During the year ended August 31, 2010, both parties agreed to waive the management fees that would have been recorded for the period from September 2009 to August 2010.

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

c)

On August 30, 2010, the Company issued 240,000 shares of common stock and 240,000 warrants at $0.05 per share for cash proceeds of $12,000. Each warrant is exercisable into one share of common stock at $0.20 per share until June 29, 2012. Based on the Black-scholes and relative fair value calculations performed, the value assigned to the stock is $7,573 and the value assigned to the warrants is $4,427.

9.

Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income tax expense differs from the amount that would result from applying the U.S federal and state income tax rates to earnings before income taxes. The Company has a net operating loss carryforward of approximately $647,500 available to offset taxable income in future years which expires beginning in fiscal 2025. Pursuant to SFAS 109, the potential benefit of the net operating loss carryforward has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.

(The Accompanying Notes are an Integral Part of These Financial Statements)

9.

Income Taxes (continued)

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	August 31, 2010 $	August 31, 2009 $

Income tax recovery at statutory rate	(32,422)	(140,419)

Permanent differences	1,434	1,005
Temporary differences	86	86

Valuation allowance change	30,902	139,328

Provision for income taxes	–	–

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

	August 31, 2010 $	August 31, 2008 $

Net operating loss carryforward	237,516	206,614

Valuation allowance	(237,516)	(206,614)

Net deferred income tax asset	–	–

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

10.

 Subsequent Events

On October 22, 2010, the Company entered into a management agreement with the President of the Company to provide management services. Under the terms of the agreement, the Company agreed to pay $5,000 per month effective July 31, 2010 and expiring on October 23, 2013. The Company also agreed to reimburse the President of the Company for office expenses, including rent at $1,500 per month effective from July 31, 2010 with a minimum one year lease beginning on October 22, 2010

(The Accompanying Notes are an Integral Part of These Financial Statements)

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

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

As of August 31, 2010, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (who is acting as our principal executive officer and our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (who is acting as our principal executive officer and our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of our Chief Executive Officer, MCC conducted an evaluation of the effectiveness of our internal control over financial reporting as of August 31, 2010 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on the evaluation, because of our limited resources and limited number of employees, management concluded that, as of August 31, 2010, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of MCC’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of August 31, 2010, MCC determined that there were control deficiencies that constituted material weaknesses, as described below.

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

(The Accompanying Notes are an Integral Part of These Financial Statements)

Accordingly, MCC concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that MCC did not maintain effective internal control over financial reporting as of August 31, 2010 based on criteria established in Internal Control—Integrated Framework issued by COSO.

M&K CPAs PLLC, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of August 31, 2010.

Changes in Internal Controls

During the period ended August 31, 2010 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Other Information

During the fourth quarter of the fiscal year covered by this Form 10-K, MCC reported all information that was required to be disclosed in a report on Form 8-K.

Mine Clearing Corp.

Form 10-K - 2010

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

MCC does not have any written procedures in place to address conflicts of interest that may arise between its business and the future business activities of Mr. Olson.  Mr. Olson dedicates approximately 20% of his time to act as MCC’s President.  The rest of Mr. Olson’s time is principally spent acting as an executive of Reef Resources and Med Access Investments (VCC) Inc.  Mr. Olson will increase the amount of time devoted to MCC to approximately 50% of his time once the company achieves its next significant financing. None of these companies compete with MCC in the same industry.

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

Mine Clearing Corp.

Form 10-K - 2010

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

As of August 31, 2010, MCC did not have a written audit committee charter or similar document.

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

Item 11.  Executive Compensation.

MCC has paid $ $60,000 ($60,000 was accrued and not paid) in compensation to its named executive officers during its fiscal year ended August 31, 2010.

Mine Clearing Corp.

Form 10-K - 2010

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners (more than 5%)

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner [1]	(4) Percent of Class[2]
Common Stock	Larry Olson 2103 Tyrone Place, Penticton, BC. V2A 8Z2	27,272,500	45.7%

[1]  The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Form 10-K/A from options, warrants, rights, conversion privileges or similar obligations excepted as otherwise noted.

[2] Based on 59,446,200 shares of common stock issued and outstanding as of November 27, 2009.

Security Ownership of Management

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class [1]
Common Stock	Larry Olson 2103 Tyrone Place, Penticton, BC. V2A 8Z2	27,272,500	45.7%
Common Stock	Directors and Executive Officers (as a group)	27,272,500	45.7%

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

Mine Clearing Corp.

Form 10-K - 2010

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

2.

Management Services and Rent

During the period ended August 31, 2010, Larry Olson, the sole director and officer of Mine Clearing Corp, donated services and in the past has donated rent to MCC that are recognized on the financial statements.  From inception on September 30, 2005 to August 31, 2010, MCC recognized a total of $77,500for management services at $5,000 per month provided by and $13,750 for rent at $250 per month provided by Mr. Olson.

3.

Debt Owed To Director

At August 31, 2010, MCC is indebted to Larry Olson, the sole director and officer of Mine Clearing Corp, for US$93,250 and CAD$9,824 (August 31, 2008 $35,000 US and $12,042 CDN), representing expenditures paid on behalf of MCC  This amount is unsecured, non-interest bearing, due on demand and has no specific terms of repayment.

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

Form 10-K - 2010

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

2010 - $10,585  – M&K CPAS, PLLC – Chartered Accountants

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

2010 - $0 – M&K CPAS, PLLC  – Independent Registered Public Accountant

2009 - $0 – M&K CPAS, PLLC  – Independent Registered Public Accountant

2009 - $0 – Manning Elliott LLP – Chartered Accountants

2008 - $0 – Manning Elliott LLP – Chartered Accountants

2007 - $0 – Manning Elliott LLP – Chartered Accountants

(3)   Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2010 - $0 – M&K CPAS, PLLC  – Independent Registered Public Accountant

2009 - $0 – M&K CPAS, PLLC  – Independent Registered Public Accountant

2009 - $0 – Manning Elliott LLP – Chartered Accountants

2008 - $0 – Manning Elliott LLP – Chartered Accountants

2007 - $0 – Manning Elliott LLP – Chartered Accountants

(4)   All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2010 - $0 – M&K CPAS, PLLC    – Independent Registered Public Accountant

2009 - $0 – M&K CPAS, PLLC    – Independent Registered Public Accountant

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

Form 10-K - 2010

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

Filed
14	Financial Code of Ethics filed as an exhibit to MCC’s Form SB-2 filed on April 6, 2007, and incorporated herein by reference.	Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32 10.14	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Letter of Intent to Enter Into a Property, Management and Financing Agreement	Included Filed

Mine Clearing Corp.

Form 10-K - 2010

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Mine Clearing Corp. has caused this report to be signed on its behalf by the undersigned duly authorized person.

MINE CLEARING CORP.

By:   /s/ Larry Olson

Name:  Larry Olson

Title: President and Principal Financial Officer

Dated: December 14, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Mine Clearing Corp. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date
/s/ Larry Olson	President, Principal Executive Officer, Principal Accounting Officer Member of the Board of Directors	December 14, 2010

Mine Clearing Corp.

Form 10-K - 2010