Form 10-Q
period 2010-11-30
Mine Clearing Corp.
filed 2011-01-19
CIK 1393548

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

 (Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	November 30, 2010

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	000-52944

MINE CLEARING CORP.
(Exact name of registrant as specified in its charter)

NEVADA	00-0000000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2103 Tyrone Place Penticton, BC, Canada	V2A 8Z2
(Address of principal executive offices)	(Zip Code)

250-490-3378
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

[ X ] Yes         [   ]  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at January 19, 2011
common stock - $0.001 par value	59,686,200

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

  3

Item 2.    Management's Discussion and Analysis or Plan of Operations

13

Item 3.

   Quantitative and Qualitative Disclosures About Market Risk

    16

Item 4.    Controls and Procedures

    16

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

17

Item 2.    Unregistered Sales of Securities and Use of Proceeds

17

Item 3.    Defaults upon Senior Securities

17

Item 4.    Submission of Matters to a Vote of Security Holders

17

Item 5.    Other Information

17

Item 6.    Exhibits

18

MINE CLEARING CORP.

(A Development Stage Company)

FINANCIAL STATEMENTS

For the period ended

November 30, 2010

Index

Balance Sheets as of November 30, 2010 (Unaudited) and August 31, 2010

F-1

Unaudited Statements of Operations for the three months ended November 30, 2010 and 2009 and from

September 30, 2005 (Inception) to November 30, 2010

F-2

Unaudited Statements of Cash Flows for the three months ended November 30, 2010 and 2009 and from

September 30, 2005 (Inception) to November 30, 2010

F-3

Unaudited Notes to the Financial Statements

F-4

Mine Clearing Corp.

(A Development Stage Company)

Balance Sheets

	November 30, 2010 $	August 31, 2010 $
	(unaudited)

ASSETS

Current Assets

CCash	3,496	12,410

Total Current Assets	3,496	12,410

Equipment, Net	657	718

Total Assets	4,153	13,128

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

A Accounts payable	86,809	91,168
A Accrued liabilities	14,518	12,509
D Due to related parties	118,711	102,461

T Total Current Liabilities	220,038	206,138

S Shareholder Loan Payable	45,095	45,095

Total Liabilities	265,133	251,233

Stockholders’ Deficit

Common Stock, 200,000,000 shares authorized, $0.001 par value 59,686,200 shares issued and outstanding	59,686	59,686

Additional Paid-in Capital	388,935	387,534

Deficit Accumulated During the Development Stage	(709,601)	(685,325)

Total Stockholders’ Deficit	(260,980)	(238,105)

Total Liabilities and Stockholders’ Deficit	4,153	13,128

(The Accompanying Notes are an Integral Part of These Financial Statements)

Mine Clearing Corp.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	Accumulated From September 30, 2005	For the Three Months	For the Three Months
	(Date of Inception)	Ended	Ended
	to November 30,	November 30,	November 30,
	2010	2010	2009
	$	$	$

Revenue	–	–	–

Expenses

General and administrative	397,620	18,140	18,886
Amortization	575	61	62
Research and development costs	98,000	–	–
Professional fees	183,270	4,110	5,510
Interest Expense	9,539	1,965	993

Total Expenses	689,004	24,276	25,451

Net Loss Before Discontinued Operations	(689,004)	(24,276)	(25,451)

Discontinued operations	(20,597)	–	–

Net Loss	(709,601)	(24,276)	(25,451)

Net Loss Per Share – Basic and Diluted
Continuing Operations		–	–
Discontinued Operations		–	–

Weighted Average Shares Outstanding		59,686,200	59,446,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

Mine Clearing Corp.

 (A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	Accumulated From September 30, 2005 (Date of Inception) to November 30, 2010	For the Three Months Ended November 30, 2010	For the Three Months Ended November 30, 2009
	$	$	$

Operating Activities

Net loss	(709,601)	(24,276)	(25,451)

Adjustments to reconcile net loss to net cash used in operating activities:

Donated services and rent	29,750	–	750
Impairment of mineral property	9,957	–	–
Amortization	575	61	62
Imputed interest	7,233	1,401	661

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	162,097	(2,145)	4,475
Prepaid expenses	–	–	1,413

Net Cash Used in Operating Activities	(499,989)	(24,959)	(18,090)

Investing Activities

Mineral property acquisition costs	(9,547)	–	–
Equipment acquisition	(1,232)	–	–
Net Cash Used in Investing Activities	(10,779)	–	–

Financing Activities

Principal payments on shareholder loans payable and advances	(21,234)	(6,425)	–
Borrowings from shareholder loans payable and advances	123,148	22,470	13,806
Proceeds from the issuance of common stock	412,350	–	–

Net Cash Provided by Financing Activities	514,264	16,045	13,806

Increase (Decrease) In Cash	3,496	(8,914)	(4,284)

Cash - Beginning of Period	–	12,410	4,750

Cash - End of Period	3,496	3,496	466

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

(The Accompanying Notes are an Integral Part of These Financial Statements)

Mine Clearing Corp. (A Development Stage Company) Notes to the Financial Statements November 30, 2010 (Unaudited)

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

2.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at November 30, 2010, the Company has accumulated losses of $709,601 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.

Summary of Significant Accounting Policies

a)

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is August 31.

b)

Interim Financial Statements

These interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended August 31, 2010, included in the Company’s Annual Report on Form 10K-A filed December 14, 2010 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at November 30, 2010, and the results of its operations and cash flows for the three month periods ended November 30, 2010 and 2009. The results of operations for the period ended November 30, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year.

c)

Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to long-lived assets, donated services and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Mine Clearing Corp. (A Development Stage Company) Notes to the Financial Statements November 30, 2010 (Unaudited)

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

e)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2010 and 2009, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Mine Clearing Corp. (A Development Stage Company) Notes to the Financial Statements November 30, 2010 (Unaudited)

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

In March 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-11, Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives. The amendments in this ASU are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this ASU.  The Company’s adoption of provisions of ASU 2010-11 did not have a material effect on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Mine Clearing Corp. (A Development Stage Company) Notes to the Financial Statements November 30, 2010 (Unaudited)

4.

Property and Equipment

			November 30,	August 31,
			2010	2009
	Cost	Accumulated Amortization	Net Book Value	Net Book Value
	$	$	$	$

Equipment	1,232	575	657	718

5.

Related Party Transactions

a)

During the three months period ended November 30, 2010, the Company recognized a total of $1,500 (2009 - $750) for rent at $500 per month (2009 - $250 per month) provided by the President of the Company.

b)

At November 30, 2010, the Company is indebted to a director of the Company for $118,711 (August 31, 2010 - $102,461), representing expenditures paid on behalf of the Company, for office rent and management services. This amount is unsecured, non-interest bearing, due on demand and has no specific terms of repayment. During the three months period ended November 30, 2010, imputed interest of $1,401 (2009 - $661) was calculated and has been recorded as additional paid-in capital.

c)

On June 11, 2009, the Company signed a loan agreement to receive $6,570 from a shareholder of the Company to be used for general working capital.  The loan is unsecured and non-interest bearing for a term of three years.  During the three month period ended November 30, 2010, imputed interest of $82 (2009 – $82) has been accrued.

d)

On December 15, 2008, the Company signed a loan agreement to receive $18,000 from a shareholder of the Company to be used for general working capital.  The loan agreement was amended on May 1, 2009, to increase the term of the loan from one year to three years. On November 24, 2009, the Company signed an additional loan agreement to receive an additional $4,000 to be used for general working capital.  On February 28, 2010, the Company signed an additional loan agreement to receive an additional $3,000 to be used for general working capital.  On April 10, 2010, the Company signed an additional loan agreement to receive an additional $7,800 to be used for general working capital. On June 22, 2010, the Company signed an additional loan agreement to receive an additional $5,725 to be used for general working capital.  These loans are unsecured, non-interest bearing and have a term of three years.  During the three months period ended November 30, 2010, imputed interest of $482 (2009 – $250) has been accrued,

6.

Commitments

a)

On August 1, 2008, the Company entered into a management agreement with the President of the Company to provide management services. Under the terms of the agreement, the Company agreed to pay $5,000 per month for an initial term of 24 months. On October 22, 2010, the Company entered into a new management agreement with the President of the Company. Under the terms of the agreement, the Company agreed to pay $5,000 per month effective July 31, 2010 and expiring on October 23, 2013. The Company also agreed to reimburse the President of the Company for office expenses, including rent at $1,500 per month effective from July 31, 2010 with a minimum one year lease beginning on October 22, 2010

b)

On August 15, 2008, the Company entered into a management agreement with a contractor to provide management services. Under the terms of the agreement, the Company agreed to pay $2,500 per month for an initial term of 24 months.  During the year ended August 31, 2010, both parties agreed to waive the management fees that would have been recorded for the period from September 2009 to November 2010.

c)

On November 18, 2008, the Company entered into a management agreement with a consultant to provide management services.  Under the terms of the agreement, the Company agreed to pay $2,500 per month for an initial term of 24 months.  During the year ended August 31, 2010, both parties agreed to waive the management fees that would have been recorded for the period from September 2009 to November 2010.

Form 10-Q – Q1

Mine Clearing Corp.

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

Accordingly, in our goal to create value in MCC and for its shareholders, we considered diversifying into other businesses.  To that extent we signed a letter of intent on July 26, 2010 to enter into a property, management and financing agreement (“LOI”) with Boulder Hill Mines, Inc. (“Boulder”) on or before September 1, 2010. The LOI stated that Boulder would transfer rights to two mineral properties to MCC, MCC will add management and director known to Boulder, and Boulder were to arrange up to $150,000 of financing though a combination of private placements or joint venture arrangements. In return, MCC was to cause to be transferred up to 10,000,000 shares of restricted unregistered common stock from current management to persons or entities identified by Boulder.

A final agreement with Boulder was never completed. Discussions with Boulder may continue.

Plan of Operation

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

Form 10-Q – Q1

Mine Clearing Corp.

The key milestones and achievement dates are outlined in the following table:

MCC’S DEVELOPMENT MILESTONES

Milestone	Achievement Date
Identify a minimum of three business opportunities to conduct extensive due diligence.	March 2011
Enter into an acquisition, letter of intent or other business arrangement to develop the chosen business[1]	May 2011
Add to the management team in order to develop the business.	June 2011
Complete a financing of between $250,000 and $400,000 to invest in the business[2]	August 2011

Note 1 – MCC has no guarantee that it will be able to enter into a business arrangement to acquire or develop a future business.
Note 2 – MCC has no definitive arrangements for any future financing.

Risk Factors

An investment in MCC’s common stock involves a number of very significant risks.  Prospective investors should refer to all the risk factors disclosed in MCC’s Form 10-K filed on December 14, 2010.

Results of Operation for the Period Ended November 30, 2010

MCC has had no operating revenues since its inception on September 30, 2005, through to November 30, 2010.  MCC’s activities have been financed from the proceeds of share subscriptions and from shareholder loans.  From MCC’s inception on September 30, 2005 to November 30, 2010 MCC raised a total of approximately $412,350 from private placements of its common stock and $123,148 from shareholder loans.

For the period from inception on September 30, 2005, to November 30, 2010, MCC incurred total expenses of $689,004.  These expenses included $183,270 in professional fees, $98,000 in research and development costs, $397,620 in general and administrative expenses, $575 in amortization expenses and $20,597 in expenses due to discontinued operations (mineral property costs).  MCC’s general and administrative expenses include donated management services, donated rent, office maintenance, bank charges, travel, communication expenses, courier, postage costs, and office supplies.  MCC’s professional fees consist of legal, consulting, management fees, accounting and auditing fees.

For the three month period ended November 30, 2010, MCC incurred total expenses of $24,276.  These expenses included $4,110 in professional fees and $18,140 in general and administrative expenses.  MCC’s general and administrative expenses mainly include donated management services, donated rent, office maintenance, bank charges, travel, communication expenses, courier, postage costs, and office supplies.  MCC’s professional fees consist of management fees, accounting and auditing fees.

For the three month period ended November 30, 2009,  MCC incurred total expenses of $25,451.  These expenses included $5,510 in professional fees and $18,886 in general and administrative expenses. Mine Clearings’s general and administrative expenses included $1,500 for donated rent, which were provided by its President.

Liquidity and Capital Resources

As at November 30, 2010, MCC had a cash balance of $3,496 and had working capital deficit of ($216,542).  MCC’s accumulated deficit was $709,601 as at November 30, 2010.  MCC’s net loss of $709,601 from September 30, 2005 (date of inception) to November 30, 2010 was mostly funded by its equity financing.  From September 30, 2005 (date of inception) to November 30, 2010, MCC raised $412,350 in equity financing and $123,148 in debt financing.  The net increase in cash from September 30, 2005 (date of inception) to November 30, 2010 was $3,496.

On August 7, 2008, MCC entered into a Development and Consultancy Support Services Agreement (“Services Agreement”) with Roke Manor Research Limited (the “Licensor”) to develop proprietary technology and products and provide consulting support in the field of landmine scanning, detection, mapping and removal. This agreement was terminated on July 29, 2010.

Form 10-Q – Q1

Mine Clearing Corp.

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

Management hopes to raise the balance of MCC’s cash requirements of $200,000 mfor the next 12 months from private placements, shareholder loans or possibly a registered public offering (either self-underwritten or through a broker-dealer) within the next few months.  If MCC is unsuccessful in raising enough money through future capital raising efforts, MCC may review other financing possibilities such as bank loans.  At this time MCC does not have any commitments from any broker-dealer to provide MCC with financing.

Net Cash Used in Operating Activities

For the three month period ended November 30, 2010, net cash used in operating activities totalled $ 24,959 compared with $18,090 for the previous fiscal period.

As at November 30, 2010, MCC had a cash balance of $3,496 and had working capital deficit of ($216,542).  During the three month period ended November 30, 2010, MCC used $24,959 in cash for operating activities.  This was primarily a result of an operating loss of $24,276, $1,401 of inputed interest, offset by non-cash items for amortization of $61, and a net decrease in accounts payable and accrued liabilities of $2,145.  During the three month period ended November 30, 2010, MCC paid $2,145 towards accounts payable.  There were no changes in prepaid expenses and due to related parties resulting in a net use of cash of NIL.

Net Cash Used in Investing Activities

Net cash provided by investing activities was $nil for the three month period ended November 30, 2010 as compared with $nil of cash used for the previous  year.

MCC used net cash of $0 in investing activities during the three month period ended November 30, 2010.

For the three month period ended November 30, 2010, MCC’s monthly cash requirement was approximately $8,319 in operating activities and approximately $0 in investing activities.  Management anticipates that after February 2011 if MCC intends to execute its business plan its monthly expenses will remain the same.

.

Net Cash Used in Financing Activities

Net cash provided by financing activities was $16,045 for the three month period ended November 30, 2010 as compared with financing of $13,806 for the previous fiscal year from the issuance of debt.

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

Forward Looking Statements

The information in this quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements involve risks and uncertainties, including statements regarding MCC’s capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-

Form 10-Q – Q1

Mine Clearing Corp.

looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.  Actual events or results may differ materially.  In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports MCC files with the Securities and Exchange Commission.  These factors may cause MCC’s actual results to differ materially from any forward-looking statement.  MCC disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.  The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

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

Changes in Internal Controls over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended November 30, 2010 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

Form 10-Q – Q1

Mine Clearing Corp.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter of the fiscal year covered by this report, (i) MCC did not modify the instruments defining the rights of its shareholders, (ii) no rights of any shareholders were limited or qualified by any other class of securities, and (iii) on August 30, 2010, MCC issued 240,000 shares of common stock to one non-affiliated non-U.S. company at a price of $0.05 per share for cash proceeds of $12,000.

. With respect to all of the above offerings, MCC completed the offerings of the common stock pursuant to Rule 903 of Regulation S of the 1933 Act on the basis that the sale of the common stock was completed in an “offshore transaction”, as defined in Rule 902(h) of Regulation S.  MCC did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the shares.  Each investor represented to MCC that the investor was not a U.S. person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. person.  The subscription agreement executed between MCC and the investor included statements that the securities had not been registered pursuant to the 1933 Act and that the securities may not be offered or sold in the United States unless the securities are registered under the 1933 Act or pursuant to an exemption from the 1933 Act.  The investor agreed by execution of the subscription agreement for the common stock: (i) to resell the securities purchased only in accordance with the provisions of Regulation S, pursuant to registration under the 1933 Act or pursuant to an exemption from registration under the 1933 Act; (ii) that MCC is required to refuse to register any sale of the securities purchased unless the transfer is in accordance with the provisions of Regulation S, pursuant to registration under the 1933 Act or pursuant to an exemption from registration under the 1933 Act; and (iii) not to engage in hedging transactions with regards to the securities purchased unless in compliance with the 1933 Act.  All securities issued were endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the 1933 Act and could not be resold without registration under the 1933 Act or an applicable exemption from the registration requirements of the 1933 Act.

Each investor was given adequate access to sufficient information about MCC to make an informed investment decision.  None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.  No registration rights were granted to any of the investors.

On August 30, 2010, the Company issued 240,000 shares of common stock and 240,000 warrants at $0.05 per share for cash proceeds of $12,000. Each warrant is exercisable into one share of common stock at $0.20 per share until June 29, 2012. Based on the Black-scholes and relative fair value calculations performed, the value assigned to the stock is $7,573 and the value assigned to the warrants is $4,427

Item 3.  Defaults Upon Senior Securities.

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

Item 5.  Other Information.

During the quarter of the fiscal year covered by this report, MCC reported all information that was required to be disclosed in a report on Form 10-Q.

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

January 19, 2011

 By:

Name:  Larry Olson

Title:

 Director, President, CEO, and CFO

(Principal Executive Officer and

Principal Financial Officer)

Form 10-Q – Q1

Mine Clearing Corp.