Form 10-Q
period 2011-02-28
Mine Clearing Corp.
filed 2011-04-08
CIK 1393548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

 (Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

February 28, 2011

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

[ X ] Yes         [   ]  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at April 7, 2011
common stock - $0.001 par value	59,686,200

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

  3

Item 2.    Management's Discussion and Analysis or Plan of Operations

11

Item 3.

   Quantitative and Qualitative Disclosures About Market Risk

    14

Item 4.    Controls and Procedures

                14

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

14

Item 2.    Unregistered Sales of Securities and Use of Proceeds

15

Item 3.    Defaults upon Senior Securities

15

Item 4.    Submission of Matters to a Vote of Security Holders

15

Item 5.    Other Information

15

Item 6.    Exhibits

16

MINE CLEARING CORP.

(A Development Stage Company)

FINANCIAL STATEMENTS

For the period ended

February 28, 2011

Index

Balance Sheets as of February 28, 2011 (Unaudited) and August 31, 2010

F-1

Unaudited Statements of Operations for the three and six months ended February 28, 2011 and 2010 and from

September 30, 2005 (Inception) to February 28, 2011

F-2

Unaudited Statements of Cash Flows for the six months ended February 28, 2011 and 2010 and from

September 30, 2005 (Inception) to February 28, 2011

F-3

Unaudited Notes to the Financial Statements

F-4

Mine Clearing Corp.

(A Development Stage Company)

Balance Sheets

	February 28, 2011 $	August 31, 2010 $
	(unaudited)

ASSETS

Current Assets

Cash	33	12,410

Total Current Assets	33	12,410

Equipment, Net	595	718

Total Assets	628	13,128

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	88,735	91,168
Accrued liabilities	14,133	12,509
Due to related parties	136,085	102,461
Shareholder loan payable	18,000	–

Total Current Liabilities	256,953	206,138

Shareholder Loan Payable	29,745	45,095

Total Liabilities	286,698	251,233

Stockholders’ Deficit

Common Stock, 200,000,000 shares authorized, $0.001 par value 59,686,200 shares issued and outstanding	59,686	59,686

Additional Paid-in Capital	390,516	387,534

Deficit Accumulated During the Development Stage	(736,272)	(685,325)

Total Stockholders’ Deficit	(286,070)	(238,105)

Total Liabilities and Stockholders’ Deficit	628	13,128

(The Accompanying Notes are an Integral Part of These Financial Statements)

Mine Clearing Corp.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	Accumulated From September 30, 2005	For the Three Months	For the Three Months	For the Six Months	For the Six Months
	(Date of Inception)	Ended	Ended	Ended	Ended
	to February 28,	to February 28,	to February 28,	to February 28,	to February 28,
	2011	2011	2010	2011	2010
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

General and administrative	417,154	19,534	19,458	37,674	38,344
Amortization	637	62	62	123	124
Research and development costs	98,000	–	–	–	–
Professional fees	188,168	4,898	5,208	9,008	10,718
Interest Expense	11,716	2,177	1,207	4,142	2,200

Total Expenses	715,675	26,671	25,935	50,947	51,386

Net Loss Before Discontinued Operations	(715,675)	(26,671)	(25,935)	(50,947)	(51,386)

Discontinued operations	(20,597)	–	–	–	–

Net Loss	(736,272)	(26,671)	(25,935)	(50,947)	(51,386)

Net Loss Per Share – Basic and Diluted
Continuing Operations		–	–	–	–
Discontinued Operations		–	–	–	–

Weighted Average Shares Outstanding		59,686,200	59,446,000	59,686,200	59,446,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

Mine Clearing Corp.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	Accumulated From September 30, 2005 (Date of Inception) to February 28, 2011	For the Six Months Ended February 28, 2011	For the Six Months Ended February 28, 2010
	$	$	$

Operating Activities

Net loss	(736,272)	(50,947)	(51,386)

Adjustments to reconcile net loss to net cash used in operating activities:

Donated services and rent	29,750	–	1,500
Impairment of mineral property	9,957	–	–
Amortization	637	123	124
Imputed interest	8,814	2,982	1,497

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	164,511	269	37,366
Prepaid expenses	–	–	1,413

Net Cash Used in Operating Activities	(522,603)	(47,573)	(9,486)

Investing Activities

Mineral property acquisition costs	(9,547)	–	–
Equipment acquisition	(1,232)	–	–
Net Cash Used in Investing Activities	(10,779)	–	–

Financing Activities

Principal payments on shareholder loans payable and advances	(21,234)	(6,425)	–
Borrowings from shareholder loans payable and advances	142,299	41,621	4,872
Proceeds from the issuance of common stock	412,350	–	–

Net Cash Provided by Financing Activities	533,415	35,196	4,872

Increase (Decrease) In Cash	33	(12,377)	(4,614)

Cash - Beginning of Period	–	12,410	4,750

Cash - End of Period	33	33	136

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

(The Accompanying Notes are an Integral Part of These Financial Statements)

Mine Clearing Corp. (A Development Stage Company) Notes to the Financial Statements February 28, 2011 (Unaudited)

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

2.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at February 28, 2011, the Company has accumulated losses of $736,272 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at February 28, 2011, and the results of its operations and cash flows for the three and six month periods ended February 28, 2011 and 2010. The results of operations for the period ended February 28, 2011, are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Mine Clearing Corp. (A Development Stage Company) Notes to the Financial Statements February 28, 2011 (Unaudited)

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

e)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 28, 2011 and 2010, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Mine Clearing Corp. (A Development Stage Company) Notes to the Financial Statements February 28, 2011 (Unaudited)

3.

Summary of Significant Accounting Policies (continued)

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

m)

Recently Issued Accounting Pronouncements

In October 2009, FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011. The Company’s adoption of this standard did not have a material effect on the Company’s financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011. The Company’s adoption of this standard did not have a material effect on the Company’s financial statements.

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

Mine Clearing Corp. (A Development Stage Company) Notes to the Financial Statements February 28, 2011 (Unaudited)

4.

Property and Equipment

			February 28,	August 31,
			2011	2010
	Cost	Accumulated Amortization	Net Book Value	Net Book Value
	$	$	$	$

Equipment	1,232	637	595	718

5.

Related Party Transactions

a)

During the six month period ended February 28, 2011, the Company recognized a total of $3,000 (2010 - $1,500) for rent at $500 per month (2010 - $250 per month) provided by the President of the Company.

b)

At February 28, 2011, the Company is indebted to a director of the Company for $136,085 (August 31, 2010 - $102,461), representing $115,325 in management fees, $4,500 in rent fees, and $16,260 in expenditures paid on behalf of the Company. This amount is unsecured, non-interest bearing, due on demand and has no specific terms of repayment. During the six month period ended February 28, 2011, interest of $2,982 (2010 - $1,497) was calculated and has been recorded as additional paid-in capital.

c)

On June 11, 2009, the Company signed a loan agreement to receive $6,570 from a shareholder of the Company to be used for general working capital.  The loan is unsecured and non-interest bearing for a term of three years.  During the six month period ended February 28, 2011, imputed interest of $164 (2010 – $82) has been accrued.

d)

At February 28, 2011, the Company is indebted to shareholders of the Company for $47,745 (August 31, 2010 - $45,095), representing loans to be used for general working capital. The loans are unsecured, non-interest bearing and have a term of three years. At February 28, 2011, the Company has accrued imputed interest of $3,614 (August 31, 2010 - $2,454). Refer to Note 7.

6.

Commitments

a)

On August 1, 2008, the Company entered into a management agreement with the President of the Company to provide management services. Under the terms of the agreement, the Company agreed to pay $5,000 per month for an initial term of 24 months. On October 22, 2010, the Company entered into a new management agreement with the President of the Company. Under the terms of the agreement, the Company agreed to pay $5,000 per month effective July 31, 2010 and expiring on October 23, 2013. The Company also agreed to reimburse the President of the Company for office expenses, including rent at $500 per month effective from July 31, 2010 with a minimum one year lease beginning on October 22, 2010

b)

On August 15, 2008, the Company entered into a management agreement with a contractor to provide management services. Under the terms of the agreement, the Company agreed to pay $2,500 per month for an initial term of 24 months.  During the year ended August 31, 2010, both parties agreed to waive the management fees that would have been recorded for the period from September 2009 to February 2011.

c)

On November 18, 2008, the Company entered into a management agreement with a consultant to provide management services.  Under the terms of the agreement, the Company agreed to pay $2,500 per month for an initial term of 24 months.  During the year ended August 31, 2010, both parties agreed to waive the management fees that would have been recorded for the period from September 2009 to February 2011.

7.

Shareholder Loan Payable

On December 15, 2008, the Company signed a loan agreement to receive $18,000 from a shareholder of the Company to be used for general working capital.  The loan agreement was amended on May 1, 2009, to increase the term of the loan from one year to three years. On November 24, 2009, the Company signed an additional loan agreement to receive an additional $4,000 to be used for general working capital.  On February 28, 2010, the Company signed an additional loan agreement to receive an additional $3,000 to be used for general working capital.  On April 10, 2010, the Company signed an additional loan agreement to receive an additional $7,800 to be used for general working capital. On June 22, 2010, the Company signed an additional loan agreement to receive an additional $5,725 to be used for general working capital.  On December 10, 2010, the Company signed an

Mine Clearing Corp. (A Development Stage Company) Notes to the Financial Statements February 28, 2011 (Unaudited)

additional loan agreement to receive an additional $2,650 to be used for general working capital.  The loans are unsecured, non-interest bearing and have a term of three years.  During the six month period ended February 28, 2011, imputed interest of $996 (2010 – $538) has been accrued.

Form 10-Q – Q2

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

Form 10-Q – Q2

Mine Clearing Corp.

The key milestones and achievement dates are outlined in the following table:

MCC’S DEVELOPMENT MILESTONES

Milestone	Achievement Date
Identify a minimum of three business opportunities to conduct extensive due diligence.	May 2011
Enter into an acquisition, letter of intent or other business arrangement to develop the chosen business[1]	May 2011
Add to the management team in order to develop the business.	June 2011
Complete a financing of between $250,000 and $400,000 to invest in the business[2]	August 2011

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

Results of Operation for the Period Ended February 28, 2011

MCC has had no operating revenues since its inception on September 30, 2005, through to February 28, 2011.  MCC’s activities have been financed from the proceeds of share subscriptions and from shareholder loans.  From MCC’s inception on September 30, 2005 to February 28, 2011 MCC raised a total of approximately $412,350 from private placements of its common stock and $142,299 from shareholder loans.

For the period from inception on September 30, 2005, to February 28, 2011, MCC incurred total expenses of $736,272.  These expenses included $188,168 in professional fees, $98,000 in research and development costs, $417,154 in general and administrative expenses, $637 in amortization expenses and $20,597 in expenses due to discontinued operations (mineral property costs).  MCC’s general and administrative expenses include donated management services, donated rent, office maintenance, bank charges, travel, communication expenses, courier, postage costs, and office supplies.  MCC’s professional fees consist of legal, consulting, management fees, accounting and auditing fees.

For the six month period ended February 28, 2011, MCC incurred total expenses of $50,947.  These expenses included $9,008 in professional fees, $123 in amortization, $4,142 in interest, and $37,674 in general and administrative expenses.  MCC’s general and administrative expenses mainly include donated management services, donated rent, office maintenance, bank charges, travel, communication expenses, courier, postage costs, and office supplies.  MCC’s professional fees consist of management fees, accounting and auditing fees.

For the six month period ended February 28, 2010, MCC incurred total expenses of $51,386.  These expenses included $10,718 in professional fees, $124 in amortization, $2,200 in interest, and $38,344 in general and administrative expenses. Mine Clearing’s general and administrative expenses included $1,500 for donated rent, which were provided by its President.

Liquidity and Capital Resources

As at February 28, 2011, MCC had a cash balance of $33 and had working capital deficit of ($238,920).  MCC’s accumulated deficit was $736,272 as at February 28, 2011.  MCC’s net loss of $736,272 from September 30, 2005 (date of inception) to February 28, 2011 was mostly funded by its equity financing.  From September 30, 2005 (date of inception) to February 28, 2011, MCC raised $412,350 in equity financing and $142,299 in debt financing.  The net increase in cash from September 30, 2005 (date of inception) to February 28, 2011 was $33.

On August 7, 2008, MCC entered into a Development and Consultancy Support Services Agreement (“Services Agreement”) with Roke Manor Research Limited (the “Licensor”) to develop proprietary technology and products and provide consulting support in the field of landmine scanning, detection, mapping and removal. This agreement was terminated on July 29, 2010.

Form 10-Q – Q2

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

Net Cash Used in Operating Activities

For the six month period ended February 28, 2011, net cash used in operating activities totalled $47,573 compared with $9,486 for the previous fiscal period.

As at February 28, 2011, MCC had a cash balance of $33 and had working capital deficit of ($238,920).  As at August 31, 2010, MCC had a cash balance of $4,750 and had a working capital deficit of ($140,328). During the six month period ended February 28, 2011, MCC used $47,573 in cash for operating activities compared to $9,486 in the prior period.  This was primarily a result of an operating loss of $50,947, $2,982 of imputed interest, offset by non-cash items for amortization of $123, and a net decrease in accounts payable and accrued liabilities of $269.  During the six month period ended February 28, 2011, MCC paid $269 towards accounts payable compared to $37,366 in the prior period.  There were no changes in prepaid expenses and due to related parties resulting in a net use of cash of $nil.

Net Cash Used in Investing Activities

Net cash provided by investing activities was $nil for the six month period ended February 28, 2011 as compared with $nil of cash used for the previous period.

MCC used net cash of $nil in investing activities during the six month period ended February 28, 2011.

For the six month period ended February 28, 2011, MCC’s monthly cash requirement was approximately $7,928 in operating activities and approximately $nil in investing activities.  Management anticipates that after February 2011 if MCC intends to execute its business plan its monthly expenses will remain the same.

.

Net Cash Used in Financing Activities

Net cash provided by financing activities was $35,196 for the six month period ended February 28, 2011, which included borrowings of $41,621 from a shareholder and offset by principal payments of $6,425 on shareholder loans.  Net cash provided by financing activities was $4,872 for the six month period ended February 28, 2010, which included borrowings from a shareholder.

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

Form 10-Q – Q2

Mine Clearing Corp.

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

Changes in Internal Controls over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended February 28, 2011 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

Form 10-Q – Q2

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

April 8, 2011

 By:

Name:  Larry Olson

Title:

 Director, President, CEO, and CFO

(Principal Executive Officer and

Principal Financial Officer)