Form 10-Q
period 2011-05-31
Mine Clearing Corp.
filed 2011-07-15
CIK 1393548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

May 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

  to

Commission file number     000-52944

MINE CLEARING CORP.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	00-0000000 (I.R.S. Employer Identification No.)
1 Yonge Street, Suite 1801, Toronto, Ontario, Canada (Address of principal executive offices)	M5E 1W7 (Zip Code)
416-214-4273 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 ☒ Yes         ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☒ Yes         ☐  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at April 7, 2011
common stock - $0.001 par value	59,686,200

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements.

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1

Unaudited Balance Sheets as of May 31, 2011 and August 31, 2010.

F-2

Unaudited Statements of Operations for the three and nine months ended May 31, 2011 and 2010 and from inception on September 30, 2005 to May 31, 2011

.

F-3

Unaudited Statements of Cash Flows for the three and nine months ended May 31, 2011 and 2010 and from inception on September 30, 2005 to May 31, 2011.

F-4

Notes to Unaudited Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the interim period ended May 31, 2011 are not necessarily indicative of the results that can be expected for the full year Item 1.

Mine Clearing Corp.

(A Development Stage Company)

Balance Sheets

(Unaudited)

	May 31, 2011 $	August 31, 2010 $

ASSETS
Current Assets
Cash	74	12,410

Total Current Assets	74	12,410
Equipment, Net	534	718

Total Assets	608	13,128

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	92,308	91,168
Accrued liabilities	14,772	12,509
Due to related parties	152,468	102,461
Shareholder loan payable	18,000	–

Total Current Liabilities	277,548	206,138
Shareholder Loan Payable	31,245	45,095

Total Liabilities	308,793	251,233

Stockholders’ Deficit
Common Stock, 200,000,000 shares authorized, $0.001 par value 59,686,200 shares issued and outstanding	59,686	59,686
Additional Paid-in Capital	392,369	387,534
Deficit Accumulated During the Development Stage	(760,240)	(685,325)

Total Stockholders’ Deficit	(308,185)	(238,105)

Total Liabilities and Stockholders’ Deficit	608	13,128

The accompanying notes are an integral part of these Financial Statements

Mine Clearing Corp.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	Accumulated From September 30, 2005	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months
	(Date of Inception)	Ended	Ended	Ended	Ended
	May 31,	May 31,	May 31,	May 31,	May 31,
	2011	2011	2010	2011	2010
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses
General and administrative	435,941	18,788	15,069	56,461	53,413
Amortization	699	61	61	185	185
Research and development costs	98,000	–	–	–	–
Professional fees	190,825	2,657	2,350	11,665	13,068
Interest Expense	14,178	2,462	1,519	6,604	3,719

Total Expenses	739,643	23,968	18,999	74,915	70,385

Net Loss Before Discontinued Operations	(739,643)	(23,968)	(18,999)	(74,915)	(70,385)

Discontinued operations	(20,597)	–	–	–	–

Net Loss	(760,240)	(23,968)	(18,999)	(74,915)	(70,385)

Net Loss Per Share – Basic and Diluted
Continuing Operations		–	–	–	–
Discontinued Operations		–	–	–	–

Weighted Average Shares Outstanding		59,686,200	59,446,000	59,686,200	59,446,000

The accompanying notes are an integral part of these Financial Statements

Mine Clearing Corp.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	Accumulated From September 30, 2005 (Date of Inception) to May 31, 2011	For the Nine Months Ended May 31, 2011	For the Nine Months Ended May 31, 2010
	$	$	$

Operating Activities
Net loss	(760,240)	(74,915)	(70,385)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated services and rent	29,750	–	2,250
Impairment of mineral property	9,957	–	–
Amortization	699	185	185
Imputed interest	10,667	4,835	2,520
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	168,764	4,522	47,150
Prepaid expenses	–	–	1,413

Net Cash Used in Operating Activities	(540,403)	(65,373)	(16,867)

Investing Activities
Mineral property acquisition costs	(9,547)	–	–
Equipment acquisition	(1,232)	–	–
Net Cash Used in Investing Activities	(10,779)	–	–

Financing Activities
Principal payments on shareholder loans payable and advances	(22,747)	(7,938)	–
Borrowings from shareholder loans payable and advances	161,653	60,975	12,225
Proceeds from the issuance of common stock	412,350	–	–

Net Cash Provided by Financing Activities	551,256	53,037	12,225

Increase (Decrease) In Cash	74	(12,336)	(4,642)
Cash - Beginning of Period	–	12,410	4,750

Cash - End of Period	74	74	108

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

The accompanying notes are an integral part of these Financial Statements

Mine Clearing Corp.

(A Development Stage Company)

Notes to the Financial Statements

May 31, 2011

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

2.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at May 31, 2011, the Company has accumulated losses of $760,240 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at May 31, 2011, and the results of its operations and cash flows for the three and nine month periods ended May 31, 2011 and 2010. The results of operations for the period ended May 31, 2011, are not necessarily indicative of the results to be expected for future quarters or the full year.

Mine Clearing Corp.

(A Development Stage Company)

Notes to the Financial Statements

May 31, 2011

(Unaudited)

3.

Summary of Significant Accounting Policies (continued)

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

d)

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

e)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2011 and 2010, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Mine Clearing Corp.

(A Development Stage Company)

Notes to the Financial Statements

May 31, 2011

(Unaudited)

3.

Summary of Significant Accounting Policies (continued)

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

Mine Clearing Corp.

(A Development Stage Company)

Notes to the Financial Statements

May 31, 2011

(Unaudited)

3.

Summary of Significant Accounting Policies (continued)

m)

Recently Issued Accounting Pronouncements

In October 2009, FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard became effective on January 1, 2011. The Company’s adoption of this standard did not have a material effect on the Company’s financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard became effective on January 1, 2011. The Company’s adoption of this standard did not have a material effect on the Company’s financial statements.

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

4.

Property and Equipment

			May 31,	August 31,
			2011	2010
	Cost	Accumulated Amortization	Net Book Value	Net Book Value
	$	$	$	$
Equipment	1,232	698	534	718

Mine Clearing Corp.

(A Development Stage Company)

Notes to the Financial Statements

May 31, 2011

(Unaudited)

5.

Related Party Transactions

a)

During the nine month period ended May 31, 2011, the Company recognized a total of $4,500 (2010 - $2,750) for rent at $500 per month (2010 - $250 per month) provided by the President of the Company.

b)

At May 31, 2011, the Company is indebted to a director of the Company for $152,468 (August 31, 2010 - $102,461), representing expenditures paid on behalf of the Company, for office rent and management services. This amount is unsecured, non-interest bearing, due on demand and has no specific terms of repayment. During the nine month period ended May 31, 2011, imputed interest of $4,835 (2010 - $2,520) was calculated and has been recorded as additional paid-in capital.

c)

On June 11, 2009, the Company signed a loan agreement to receive $6,570 from a shareholder of the Company to be used for general working capital.  The loan is unsecured and non-interest bearing for a term of three years.  During the nine month period ended May 31, 2011, imputed interest of $246 (2010 – $246) has been accrued.

d)

At May 31, 2011, the Company is indebted to shareholders of the Company for $42,675 (August 31, 2010 - $45,095), representing loans to be used for general working capital. The loans are unsecured, non-interest bearing and have a term of three years. At May 31, 2011, the Company has accrued imputed interest of $3,574 (August 31, 2010 - $2,052). Refer to Note 7.

6.

Commitments

a)

On August 1, 2008, the Company entered into a management agreement with the President of the Company to provide management services. Under the terms of the agreement, the Company agreed to pay $5,000 per month for an initial term of 24 months. On October 22, 2010, the Company entered into a new management agreement with the President of the Company. Under the terms of the agreement, the Company agreed to pay $5,000 per month effective July 31, 2010 and expiring on October 23, 2013. The Company also agreed to reimburse the President of the Company for office expenses, including rent at $500 per month effective from July 31, 2010 with a minimum one year lease beginning on October 22, 2010.

b)

On August 15, 2008, the Company entered into a management agreement with a contractor to provide management services. Under the terms of the agreement, the Company agreed to pay $2,500 per month for an initial term of 24 months.  During the year ended August 31, 2010, both parties agreed to waive the management fees that would have been recorded for the period from September 2009 to May 2011.

c)

On November 18, 2008, the Company entered into a management agreement with a consultant to provide management services.  Under the terms of the agreement, the Company agreed to pay $2,500 per month for an initial term of 24 months.  During the year ended August 31, 2010, both parties agreed to waive the management fees that would have been recorded for the period from September 2009 to May 2011.

Mine Clearing Corp.

(A Development Stage Company)

Notes to the Financial Statements

May 31, 2011

(Unaudited)

7.

Shareholder Loan Payable

On December 15, 2008, the Company signed a loan agreement to receive $18,000 from a shareholder of the Company to be used for general working capital.  The loan agreement was amended on May 1, 2009, to increase the term of the loan from one year to three years. On November 24, 2009, the Company signed an additional loan agreement to receive an additional $4,000 to be used for general working capital.  On February 28, 2010, the Company signed an additional loan agreement to receive an additional $3,000 to be used for general working capital.  On April 10, 2010, the Company signed an additional loan agreement to receive an additional $7,800 to be used for general working capital. On June 22, 2010, the Company signed an additional loan agreement to receive an additional $5,725 to be used for general working capital.  On December 10, 2010, the Company signed an additional loan agreement to receive an additional $2,650 to be used for general working capital.  On January 7, 2011, the Company signed an additional loan agreement to receive an additional $1,500 to be used for general working capital.  The loans are unsecured, non-interest bearing and have a term of three years.  During the nine month period ended May 31, 2011, imputed interest of $1,523 (2010 – $538) has been accrued.

8.   On May 27, 2011, Mr. Larry Olson, the Company’s former President, Chief Executive Officer, Secretary, Treasurer and director, transferred 23,400,000 restricted shares of the Company’s common stock to the Ralph W. Kettel II SEPIRA in a private transaction.  The Ralph W. Kettell II SEPIRA purchased the shares from its own funds in the amount of $60,000.00, and now owns 39.20% of the issued and outstanding shares of the Company. A new Chief Executive Officer has been appointed on an interim basis.

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

Overview

MCC has no current business activity that generates revenue, profits or cash flow.  Due to the experience gained from its attempt to develop a mine clearing business, MCC has been monitoring the potential to enter into the mine detection business. However, given our limited resources we have not been able to identify a suitable technology to develop.  We will also be reviewing other business opportunities and industries that management is familiar with and can assess with confidence.  Management has experience in a number of businesses including technology, tourism and oil and gas. Subsequent to quarter end there occurred a change in management. The new management will evaluate mine clearing business for potential technology to acquire and review the Company’s history and data to determine whether it should exit from consideration of entering this field in the short or long term. The new management has experience in mining, international business, technology sectors and pharmaceutical industries.

Accordingly, since it is our goal to create value in MCC and for its shareholders, we are considering diversifying into other businesses.   To that extent we signed a letter of intent on July 26, 2010 to enter into a property, management and financing agreement (“LOI”) with Boulder Hill Mines, Inc. (“Boulder”) on or before September 1, 2010. The LOI was never affected during the time period agreed to. However, MCCO has continued looking at the mining sector as a potential area for entry. Subsequent to quarter end the company retained a professional engineer to look at the mining, agro-energy and agricultural sectors for future business opportunities. The Company will be looking at both North and South America as potential geographic locations. There is no assurance the company will determine suitable business opportunities or that if it does it has sufficient capital to enter into what it would consider favorable terms.

Plan of Operation

Mine Clearing Corp. is committed to finding a viable business to acquire or develop.  It will continue to monitor for opportunities in the mine detection area but will also review opportunities in other sectors. We previously reported MCC’s plan of operations is to complete a number of key objectives over the course of the next 12 months. These are as follows:

·Identify new business opportunities to conduct due diligence.

·Enter into an acquisition, letter of intent or other business arrangement to develop the chosen business.

·Add to the management team in order to develop the business.

·Complete a financing of for initial operations.

To effect this plan management estimates up to $100,000 will be required both to maintain the Company’s current level of activity, as well as to conduct sufficient due diligence efforts. Should the company be unable to raise this capital, it will not be able to implement this plan, or to implement the plan as effectively as it would like. The Company intends to investigate sectors where it believes there are favorable long-term economic trends, and that management has the expertise and experience in, or that suitable consultants are found to advise management. There is no assurance such consultants may be found, or if found the company can offer suitable compensation arrangements.

The Company previously reported projected milestones of identifying business opportunities, entering into a business arrangement, appointing new management and completing a financing, all projected between May and August 2011.

The Company has appointed, subsequent to quarter end, new management, and is looking both at whether it will continue monitoring the mine clearing business, or enter new fields such as mineral resources or international business that management has experience in.

In June 2011 the Company, subsequent to quarter end, appointed a new CEO and CFO, as well as a new board of directors. The company’s previously reported development milestones will therefore be delayed as new management becomes familiar with the Company. The new management has specific experience in the mining sector, and business in Latin America, and is actively reviewing potential business opportunities, including the mine clearing sector.

Risk Factors

An investment in MCC’s common stock involves a number of very significant risks.  Prospective investors should refer to all the risk factors disclosed in MCC’s Form 10-K filed on December 14, 2010.

Results of Operation for the Period Ended February 28, 2011

MCC has had no operating revenues since its inception on September 30, 2005, through to May 31, 2011.  MCC’s activities have been financed from the proceeds of share subscriptions and from shareholder loans.  From MCC’s inception on September 30, 2005 to May 31, 2011 MCC raised a total of approximately $412,350 from private placements of its common stock and $142,299 from shareholder loans.

For the period from inception on September 30, 2005, to May 31, 2011, MCC incurred total expenses of $760,240. These expenses included $190,825 in professional fees, $98,000 in research and development costs, $435,941 in general and administrative expenses, $699 in amortization expenses and $20,597 in expenses due to discontinued operations (mineral property costs).  MCC’s general and administrative expenses include donated management services, donated rent, office maintenance, bank charges, travel, communication expenses, courier, postage costs, and office supplies.  MCC’s professional fees consist of legal, consulting, management fees, accounting and auditing fees.

For the nine month period ended May 31, 2011, MCC incurred total expenses of $74,915.  These expenses included $11,665 in professional fees, $185 in amortization, $6,604 in interest, and $56,461 in general and administrative expenses.  MCC’s general and administrative expenses mainly include donated management services, donated rent, office maintenance, bank charges, travel, communication expenses, courier, postage costs, and office supplies.  MCC’s professional fees consist of management fees, accounting and auditing fees.

For the nine month period ended May 31, 2010, MCC incurred total expenses of $70,385.  These expenses included $13,068 in professional fees, $185 in amortization, $3,719 in interest, and $53,413 in general and administrative expenses. Mine Clearing’s general and administrative expenses included $1,500 for donated rent, which were provided by its President.

For the three month period ending May 31, 2011 the Company incurred losses of 23,968 compared to a loss of $18,999 for the period ending May 31, 2010.

Liquidity and Capital Resources

As at May 31, 2011, MCC had a cash balance of $74 and had working capital deficit of ($277,474).  MCC’s accumulated deficit was $760,240 as at May 31, 2011.  MCC’s net loss of $760,240 from September 30, 2005 (date of inception) to May 31, 2011 was mostly funded by its equity financing.  From September 30, 2005 (date of inception) to May 31, 2011, MCC raised $412,350 in equity financing and $161,653 in debt financing.  The net increase in cash from September 30, 2005 (date of inception) to May 31, 2011 was $74.

On August 7, 2008, MCC entered into a Development and Consultancy Support Services Agreement (“Services Agreement”) with Roke Manor Research Limited (the “Licensor”) to develop proprietary technology and products and provide consulting support in the field of landmine scanning, detection, mapping and removal. This agreement was terminated on July 29, 2010.

Subsequent to quarter end the Company signed an agreement with the former CEO that he would write off any liabilities the Company owed to him as of May 31, 2011, this balance was $152,468.

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

Management hopes to raise the balance of MCC’s cash requirements of $200,000 for the next 12 months from private placements, shareholder loans or possibly a registered public offering (either self-underwritten or through a broker-dealer) within the next few months.  If MCC is unsuccessful in raising enough money through future capital raising efforts, MCC may review other financing possibilities such as bank loans.  At this time MCC does not have any commitments from any broker-dealer to provide MCC with financing.

Net Cash Used in Operating Activities

For the nine month period ended May 31, 2011, net cash used in operating activities totaled $65,373 compared to $16,867 for the previous fiscal period.

As at May 31, 2011, MCC had a cash balance of $74 and had working capital deficit of ($277,474. During the nine month period ended May 31, 2011, MCC used $65,373 in cash for operating activities compared to $16,867 in the prior period.  This was primarily a result of an operating loss of $74,915, $4,835 of imputed interest, offset by non-cash items for amortization of $185, and a net decrease in accounts payable and accrued liabilities of $4,522.  During the nine month period ended May 31, 2011, MCC paid $4,522 towards accounts payable compared to $47,150 in the prior period.  There were no changes in prepaid expenses and due to related parties resulting in a net use of cash of $nil.

Net Cash Used in Investing Activities

Net cash provided by investing activities was $nil for the nine month period ended May 31, 2011 as compared with $nil of cash used for the previous period.

MCC used net cash of $nil in investing activities during the nine month period ended May 31, 2011.

For the nine month period ended May 31, 2011, MCC’s monthly cash requirement was approximately $7,264 in operating activities and approximately $nil in investing activities.  Management anticipates that after May 2011 if MCC intends to execute its business plan its monthly expenses will increase to approximately 15,000.

Net Cash Used in Financing Activities

Net cash provided by financing activities was $53,037 for the nine month period ended May 31, 2011, which included borrowings of $60,975 from a shareholder and offset by principal payments of $7,938 on shareholder loans.  Net cash provided by financing activities was $12,225 for the nine month period ended May 31, 2010, which included borrowings from a shareholder.

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

Changes in Internal Controls over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended May 31, 2011 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

MCC has adopted a new code of ethics that applies to all its executive officers and employees, including its CEO and CFO.  See Exhibit 14 – Code of Ethics for more information.  MCC undertakes to provide any person with a copy of its financial code of ethics free of charge.  Please contact Camilo Velasquez at 416-214-4273 to request a copy of MCC’s code of ethics.  Management believes MCC’s code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

On May 27, 2011, Mr. Larry Olson, the Company’s former President, Chief Executive Officer, Secretary, Treasurer and director, transferred 23,400,000 restricted shares of the Company’s common stock to the Ralph W. Kettel II SEPIRA in a private transaction.  The Ralph W. Kettell II SEPIRA purchased the shares from its own funds in the amount of $60,000.00, and now owns 39.20% of the issued and outstanding shares of the Company.

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

Filed

Exhibit	Description	Status
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

Filed
10.14	Letter of Intent to Enter Into a Property, Management and Financing Agreement	Filed
14	Financial Code of Ethics filed as an exhibit to MCC’s Form SB-2 filed on April 6, 2007, and incorporated herein by reference.	Filed
16.1	Letter of Manning Elliott Chartered Accountants to the Securities and Exchange Commission dated February 20, 2009 (the former accountants). Filed February 23, 2009.	Filed
99.1	Press release announcing MCC accepting the immediate resignation of Dr. Faysal Mohamed in the position of Executive Director – International Business Development. Filed March 3, 2009.	Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Mine Clearing Corp. has caused this report to be signed on its behalf by the undersigned duly authorized person.

MINE CLEARING CORP.

Dated: July 15, 2011	By:	/s/ Camilo Velasquez
	Name:	Camilo Velasquez
	Title:	Interim CEO, President, Secretary and Treasurer