Form 10-Q
period 2015-12-31
ClickStream Corp
filed 2016-02-22
CIK 1393548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-54389

CLICKSTREAM CORP.
(Exact name of registrant as specified in its charter)

Nevada	46-5582243
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1801 Century Park East, Suite 1201
Los Angeles, California	90067
(Address of principal executive offices)	(Zip Code)

310-860-9975
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 62,111,665 shares of common stock, par value $0.0001, were outstanding as of February 16, 2016.

CLICKSTREAM CORP.
FORM 10-Q

For the Quarterly Period Ended December 31, 2015

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CLICKSTREAM CORP.
Consolidated Balance Sheets

	December 31,	September 30,
	2015	2015
Assets:	(unaudited)
Current assets
Cash and cash equivalents	$-	$-
Total assets	$-	$-

Liabilities and Stockholders' Deficit:

Current liabilities
Accounts payable	$190,938	$109,286
Accounts payable - related parties	199,500	144,500
Derivative liability	933,020	-
Liabilities assumed upon merger	335,550	335,550
Loan payable - shareholder	45,000	45,000
Total current liabilities	1,704,008	634,336

Commitments and Contingencies

Stockholders' Deficit:
Preferred stock, par value $0.001, 5,000,000 shares
authorized, no shares issued and outstanding as of December 31, 2015 and September 30
2015, respectively	-	-
Common stock, par value $0.0001, 300,000,000 shares
authorized and 62,111,665 and 60,736,665 shares issued and
outstanding as of December 31, 2015 and September 30, 2015, respectively	6,212	6,074
Additional paid in capital	1,095,710	958,348
Accumulated deficit	(2,805,930)	(1,598,758)
Total stockholders' deficit	(1,704,008)	(634,336)

Total liabilities and stockholders' deficit	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLICKSTREAM CORP.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	December 31,
	2015	2014

Revenues	$-	$-

Operating Expenses:
Consulting and professional fees	1,140,773	5,000
Consulting - related party	66,500	5,000
Research and development	-	28,675
General and administrative	5,100	38,560
Loss from Operations	1,212,373	77,235

Other Income
Change in fair value of derivative liability	5,201	-
Total Other Income	5,201	-

Net Loss	$(1,207,172)	$(77,235)

Net loss per share- basic
and diluted	$(0.01)	$(0.00)

Weighted average common shares
outstanding- basic and diluted	61,364,382	59,486,665

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLICKSTREAM CORP.
 Consolidated Statements of Stockholders' Deficit
 For the Three Months Ended  December 31, 2015 (unaudited)

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, September 30, 2015	60,736,665	$6,074	$958,348	$(1,598,758)	$(634,336)

Fair value of common shares issued for services	1,375,000	$138	$137,362		137,500

Net Loss				(1,207,172)	(1,207,172)
Balance, December 31, 2015	62,111,665	$6,212	$1,095,710	$(2,805,930)	$(1,704,008)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLICKSTREAM CORP.
Consolidated Statements of Cash Flows

	For the Three Months Ended
	December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,207,172)	$(77,235)
Adjustments to reconcile net loss to net cash
used in operating activities:
Fair value of warrants issued for services accounted as derivative liability	938,221
Change in fair value of derivative liability	(5,201)	-
Fair value of common shares issued for services	137,500	-
Changes in operating liabilities
Increase in accounts payable and accounts payable - related party	136,652	1,404
Net Cash Used in Operating Activities	-	(75,831)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	25,000
Net Cash Provided by Financing Activities	-	25,000

Net (Decrease) Increase in Cash	-	(50,831)
Cash at Beginning of Period	-	65,731
Cash at End of Period	-	14,900

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLICKSTREAM CORP.
NOTES TO FINANCIAL STATEMENTS
For the Three Months Ended December 31, 2015 and 2014 (Unaudited)

Note 1: Organization and Business

History

We were incorporated in the state of Nevada on September 30, 2005 and previously operated under the name Peak Resources Incorporated. Effective August 18, 2008, we changed our name to “Mine Clearing Corporation” (MCCO). The Company had been operating as an exploration division in the mining sector until May 2014.

On April 25, 2014, the Company’s shareholders adopted Amended and Re-Stated Articles of Incorporation, (the “New Articles”). The New Articles provided for a one for 300 reverse split of all outstanding shares of common stock, authorization of 5 million shares of “blank check” preferred stock, an increase in the authorized shares of common stock to 300,000,000 shares and changing the name of the Company to ClickStream Corporation. All share and per share amounts have been adjusted to reflect the one for 300 reverse split of the common stock as of the earliest period presented.

On May 2, 2014, the Company acquired all of the outstanding shares of ClickStream Corporation, a Delaware corporation (“CS Delaware”), pursuant to a merger into a wholly-owned subsidiary of the Company.  As part of the merger agreement, the Company issued a total of 600,798 shares of common stock in exchange for the entire issued and outstanding shares of MCCO of 600,798 shares of common stock.

Since former holders of Clickstream common stock owned, after the Merger, substantially all of MCCO’s shares of common stock, and as a result of certain other factors, including that all members of the Company’s executive management are members of Clickstream management, Clickstream is deemed to be the acquiring company for accounting purposes and the merger was accounted for as a reverse merger and a recapitalization in accordance with generally accepted accounting principles in the United States (“GAAP”).

Subsequent to the merger, we have been operating as a data analytics tool developer and have sought to further develop and exploit our data analytics technology and proprietary algorithms.

Business Operations

ClickStream is a technology based data analytics company focused on development of analytical tools for high volume data analysis and related internet trends and associations.  We are currently in late-stage development of a fantasy sports analytical service platform, DraftClick.

DraftClick is designed to assist in the fantasy sport player’s ability to monitor changes in betting lines, breaking news releases, injury reports, real-time discussions in sports forums, fan sentiment, historical matchup data and other sources of data by incorporating all of this information into prediction results.  These results are then presented using a tailored version of DraftClick's user interface which has been designed to enable seamless transition of player selections to fantasy game sites such as DraftKingsTM and FanDuelTM.  DraftClick uses over 40 types of algorithms and it uses over 100 player specific variables as input data points. The specific algorithms to use for each player each day is selected by the system based on the training data. The training data consists of thousands of historical contests where the outcome is known and the values of the data points are known before and after each contest. This so-called historical “back testing” is also used to establish proper confidence levels. As each day goes by, the set of training data increases by the outcomes for that day. We plan to launch DraftClick in the Spring of 2016.

NOTE 2 – Basis of Presentation and Going Concern

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") as promulgated in the United States of America ("U.S.") and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended (the "Exchange Act") and Article 8-03 of Regulation S-X under the Exchange Act. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the three months ended December 31, 2015 are not indicative of the results that may be expected for the fiscal year ending September 30, 2016. You should read these unaudited condensed consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in the Company's annual report on Form 10-12 G/A (as amended) for the year ended September 30, 2015 filed on January 20, 2016. The condensed consolidated balance sheet as of September 30, 2015 has been derived from the audited financial statements included in the Form 10-12 G/A for that year.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.  The Company has not yet generated any revenues, has incurred recurring net losses since inception and has a working capital deficiency.  During the three months ended December 31, 2015, the Company incurred a net loss of $1,207,172 and as of December 31, 2015, the Company had a working capital deficiency and stockholders’ deficit of $1,704,008.  These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. In addition, our independent auditors, in their report on our audited financial statements for the fiscal year ended September 30, 2015 expressed substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability of the Company to continue as a going concern.

We are an early-stage company with a limited operating history, which makes it difficult to evaluate our current business and future prospects.  As a result the company has limited operating history upon which an evaluation of the ClickStream’s performance can be made.  There have been no revenues generated from our business operations and we expect to incur further losses in the foreseeable future due to significant costs associated with our business development.  There can be no assurance that our operations will ever generate sufficient revenues to fund our continuing operations, or that we will ever generate positive cash flow from our operations, or that we will attain or thereafter sustain profitability in any future period.

We will also attempt to raise additional debt and/or equity financing to fund operations and to provide additional working capital.  There is no assurance that such financing will be available in the future or obtained in sufficient amounts necessary to meet the Company's needs, that the Company will be able to achieve profitable operations or that the Company will be able to meet its future contractual obligations. Should management fail to obtain such financing, the Company may curtail its operations.

Management believes it will take approximately $3 million for operations and to launch DraftClick in the Spring of 2016. In October 2015, the Company hired a consultant to assist in raising the capital required.

NOTE 3- Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Significant estimates for the years reported include certain assumptions used in deriving the fair value of share-based compensation. Assumptions and estimates used in these areas are material to our reported financial condition and results of our operations. Actual results will differ from those estimates.

Research and Development

Research and development costs consist primarily of fees paid to consultants and outside service providers, and other expenses relating to the acquisition, design, development and testing of the Company’s product.  Research and development costs are expensed as incurred, unless the achievement of milestones, the completion of contracted work, or other information indicates that a different expensing schedule is more appropriate. The Company reviews the status of its research and development contracts on a quarterly basis.

Total research and development costs recorded during the three months ended December 31, 2015 and 2014 amounted to $0 and $28,675.

Stock-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board whereas the value of the award is measured on the date of grant and recognized over the vesting period. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the Financial Accounting Standards Board whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete.

Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

The fair value of the Company's common stock option and warrant grants is estimated using the Black-Scholes option pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the common stock options, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes option pricing model, and based on actual experience. The assumptions used in the Black-Scholes option pricing model could materially affect compensation expense recorded in future periods.

There were no stock options granted or issued during the three months ended December 31, 2015 and 2014.  There were no stock options outstanding as of December 31, 2015 and September 30, 2015.

Loss Per Share

The Company adopted FASB ASC Topic 260, Earnings Per Share. Basic earnings per share is based on the weighted effect of common shares issued and outstanding and is calculated by dividing net income (loss) available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares, if any, that would be issued assuming conversion of potentially dilutive securities outstanding. For all periods, potentially issuable securities are anti-dilutive.

As of December 31, 2015, the Company had 10 million stock warrants outstanding to purchase shares of common stock that were not included in the diluted net loss per common share because their effect would be anti-dilutive.

Fair Value Measurement

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

As of December 31, 2015, the carrying value of certain accounts such as accounts payable, accrued expenses and loan payable to shareholder approximates their fair value due to the short-term nature of such instruments.

As of December 31, 2015 the Company’s balance sheet included the fair value of derivative liability of $933,020, which was based on Level 2 measurements. There were no other investments or liabilities of the Company measured and recorded at fair value as of December 31, 2015 and September 30, 2015.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers.  ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition.  ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract.  The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017.   Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein.  Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  The Company is in the process of evaluating the impact of ASU 2014-09 on the Company’s financial statements and disclosures.

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Compensation – Stock Compensation (Topic 718).  The pronouncement was issued to clarify the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period.  The pronouncement is effective for reporting periods beginning after December 15, 2015. The adoption of ASU 2014-12 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements.  ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.  ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.  The Company is currently evaluating the impact the adoption of ASU 2014-15 on the Company’s financial statements and disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 4 –Loan Payable –Shareholder

On September 17, 2014, the Company issued a promissory note to a shareholder for $45,000.  The note is unsecured and is due within ten days upon on the completion of an initial financing by the Company which is expected to be in 2016.

NOTE 5 – Stockholders’ Deficit

Common Stock

During the three months ended December 31, 2015, the Company issued a total of 1,375,000 shares of common stock to various consultants with a fair value of $137,500 for services rendered.  The shares were valued at $0.10 per share based upon our recent sale of common stock for cash.  The entire $137,500 was expensed upon issuance and was reported as part of consulting expenses in the accompanying Statement of Operations.

NOTE 6 – DERIVATIVE LIABILITY

In October 2015, the Company issued 10,000,000 warrants to a financial consultant. The warrant agreement included an anti-dilution provision that would reduce the exercise price if the Company were to issue similar instruments at a price below the exercise price of $0.05 per share.

Pursuant to ASC Topic 815, “Derivatives and Hedging”, the Company determined that these warrants met the definition of a derivative, and are to be re-measured at the end of every reporting period with the change in value reported in the statement of operations. As of October 19, 2015 (issuance date of the warrants) and December 31, 2015, the derivative liabilities were valued using a probability weighted average Black-Scholes-Merton pricing model with the following assumptions:

	October 14, 2015 (issuance date)	December 31, 2015
Stock Price	$0.10	$0.10
Risk-free interest rate	1.35%	1.76%
Expected volatility	152%	151%
Expected life in years	5	4.8
Expected dividend yield	0%	0%

Fair Value:	$938,221	$933,020

Stock price of $0.10 per share was based upon our recent sale of common stock for cash since the Company’s shares are thinly traded.  The risk-free interest rate was based on rates established by the Federal Reserve Bank. The Company uses the averaged historical volatility of similar companies since we did not have sufficient market information to estimate the volatility of our own stock. The expected life of the warrants was determined by the expiration dates of the warrants. The expected dividend yield was based on the fact that the Company has not paid dividends to its common stockholders in the past and does not expect to pay dividends to its common stockholders in the future.

At the issuance date of the warrants on October 14, 2015, the Company determined the fair value to be $938,221, and was accounted for as a derivative liability. For the period ended December 31, 2015, the Company recorded a change in fair value of the derivative liability of $5,201. As of December 31, 2015, the fair value of the derivative liabilities was $933,020.

NOTE 7 – Warrants

The following schedule summarizes the changes in the Company’s outstanding warrants during the three months ended December 31, 2015:

	Warrants Outstanding	Exercise	Weighted Average Remaining	Aggregate	Weighted Average Exercise
	Number of	Price	Contractual	Intrinsic	Price
	Shares	per Share	Life	Value	per Share
Balance at September 30, 2015	–	$-	-	–	$-
Warrants Granted	10,000,000	.05(1)
Warrants Exercised	–
Warrants Expired	–
Balance at December 31, 2015	10,000,000	$.05(1)	4.96 years	$0	$.05

Exercisable December 31, 2015	10,000,000	$.05(1)	4.96 years	$0	$.05

(1)
In October 2015, the Company granted a financial consultant fully vested warrants to purchase up to 10,000,000 shares of common stock at an exercise price of $0.05 per share for a period of five years.  The warrant exercise price is subject to certain reset provisions in case the Company will sell or issue similar instrument in the future at a price lower than $0.05 per share.  As result, the fair value of these warrants of $938,221 was accounted for as a derivative liability upon issuance.

NOTE 8 – Related Party Transactions

In March 2014, the Company entered into a two year consulting agreement with a major shareholder of the Company at a rate of $5,000 per month.  During the three months ended December 31, 2015 and 2014, the Company incurred consulting fees of $15,000 and $5,000, respectively for services rendered by the major shareholder and reported as part of Consulting - Related Party in the accompanying Statement of Operations.

During the three months ended December 31, 2015 and 2014, the Company incurred $20,000 and $5,000, respectively for legal services rendered by a shareholder and officer of the Company and reported as part of Consulting - Related Party in the accompanying Statement of Operations.

During the three months ended December 31, 2015, the Company incurred $31,500 for services rendered by the two officers of the Company and reported as part of Consulting - Related Party in the accompanying Statement of Operations. There was no similar transaction in 2014.

As of December 31, 2015 and September 30, 2015, the Company had accounts payable to our officers and the major shareholders in the amount of $199,500 and $144,500, respectively for unpaid consulting and professional fees.

During the three months ended December 31, 2015, the Company’s office facility has been provided without charge by the Company’s major stockholders. Such cost was not material to the financial statements and accordingly, have not been reflected therein.  In view of the Company’s limited operations and resources, management did not receive any compensation from the Company during the three months ended December 31, 2015 and 2014.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our unaudited financial statements and related notes for the three months ended December 31, 2015. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

Overview

The MD&A is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

Organization

We were incorporated in the state of Nevada on December 30, 2005 and previously operated under the name Peak Resources Incorporated. Effective August 18, 2008, we changed our name to “Mine Clearing Corporation” (MCCO). The Company had been operating as an exploration division in the mining sector until May 2014.

On April 25, 2014, the Company’s shareholders adopted Amended and Re-Stated Articles of Incorporation, (the “New Articles”). The New Articles provided for a one for 300 reverse split of all outstanding shares of common stock, authorization of 5 million shares of “blank check” preferred stock, an increase in the authorized shares of common stock to 300,000,000 shares and changing the name of the Company to ClickStream Corporation. All share and per share amounts have been adjusted to reflect the one for 300 reverse split of the common stock as of the earliest period presented.

On May 2, 2014, the Company acquired all of the outstanding shares of ClickStream Corporation, a Delaware corporation (“CS Delaware”), pursuant to a merger into a wholly-owned subsidiary of the Company.  As part of the merger agreement, the Company issued a total of 600,798 shares of common stock in exchange for the entire issued and outstanding shares of MCCO of 600,798 shares of common stock.

Since former holders of Clickstream common stock owned, after the Merger, substantially all of MCCO’s shares of common stock, and as a result of certain other factors, including that all members of the Company’s executive management are members of Clickstream management, Clickstream is deemed to be the acquiring company for accounting purposes and the merger was accounted for as a reverse merger and a recapitalization in accordance with generally accepted accounting principles in the United States (“GAAP”).

Subsequent to the merger, we have been operating as a data analytics tool developer and have sought to further develop and exploit our data analytics technology and proprietary algorithms.

Our Business

ClickStream is a technology based data analytics company focused on development of analytical tools for high volume data analysis and related internet trends and associations.  We are currently in late-stage development of a fantasy sports analytical service platform, DraftClick.

DraftClick is designed to assist in the fantasy sport player’s ability to monitor changes in betting lines, breaking news releases, injury reports, real-time discussions in sports forums, fan sentiment, historical matchup data and other sources of data by incorporating all of this information into prediction results.  These results are then presented using a tailored version of DraftClick's user interface which has been designed to enable seamless transition of player selections to fantasy game sites such as DraftKingsTM and FanDuelTM.  DraftClick uses over 40 types of algorithms and it uses over 100 player specific variables as input data points. The specific algorithms to use for each player each day is selected by the system based on the training data. The training data consists of thousands of historical contests where the outcome is known and the values of the data points are known before and after each contest. This so-called historical “back testing” is also used to establish proper confidence levels. As each day goes by, the set of training data increases by the outcomes for that day. We plan to launch DraftClick in the Spring 2016.

Results of Operations

Comparison of Results of Operations for the Three months Ended December 31, 2015 and 2014

Below is a discussion of our operating results for the three months ended December 31, 2015, compared to our operating results during the comparable period in 2014. Net loss for the three months ended December 31, 2015, was $773,983 compared to net loss of $77,235 for the three months ended December 31, 2014. The decrease in net loss resulted from an increase in operating expenses, as described below.

Operating Expenses.

	12/31/2015	12/31/2014	Change	% Change
Consulting and professional fees	$1,140,773	$5,000	$1,135,773	3,951%
Consulting – related party	66,500	5,000	61,500	1,230%
Research and development	-	28,675	(28,675)	N/A
General and administrative	5,100	38,560	(33,460)	-87%
Total Operating Expenses	$1,212,373	$77,235	$1,135,138	2.5%

For the three months ended December 31, 2015, Consulting and professional fees increased by $1,135,773 as compared to the prior period as additional consultants were retained by the Company.  The majority of the increase relates to grant of fully vested warrants to a financial consultant to purchase up to 10,000,000 shares of common stock at an exercise price of $0.05 per share for a period of five years.  The warrant exercise price is subject to certain reset provisions in case the Company will sell or issue similar instrument in the future at a price lower than $0.05 per share.  As result, these warrants were accounted for as a derivative liability with a fair value of $938,221 at the date of grant.  In addition, the Company also issued shares of common stock for services with a fair value of $137,500.

For the three months ended December 31, 2015, Consulting – related party increased by $61,500 as compared to the prior period as additional finance and legal fees were incurred by the Company.

For the three months ended December 31, 2015 Research and development costs decreased by $26,875 as compared to the prior period as the Company did not have the capital required and slowed down research and development of the product.

For the three months ended December 31, 2015 General and administrative expenses decreased by $33,460 as compared to the prior period  as the Company did not have the capital required and slowed down operations.

Other Expense.
	12/31/2015	12/31/2014	Change	% Change

Change in fair value of derivative liability	$(5,201)	$-	$5,201	N/A
Total Other Expense	$(5,201)	$-	$5,201	N/A

Change in fair value of derivative liability decreased by $5,201 as compared to the prior period where there was no derivative liability.

Liquidity

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.  The Company has not yet generated any revenues, has incurred recurring net losses since inception and has a working capital deficiency.  During the three months ended December 31, 2015, the Company incurred a net loss of $1,207,172 and as of December 31, 2015, the Company had a working capital deficiency and stockholders’ deficit of $1,704,008.  These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. In addition, our independent auditors, in their report on our audited financial statements for the fiscal year ended September 30, 2015 expressed substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability of the Company to continue as a going concern.

We are an early-stage company with a limited operating history, which makes it difficult to evaluate our current business and future prospects.  As a result the company has limited operating history upon which an evaluation of the ClickStream’s performance can be made.  There have been no revenues generated from our business operations and we expect to incur further losses in the foreseeable future due to significant costs associated with our business development.  There can be no assurance that our operations will ever generate sufficient revenues to fund our continuing operations, or that we will ever generate positive cash flow from our operations, or that we will attain or thereafter sustain profitability in any future period.

We will also attempt to raise additional debt and/or equity financing to fund operations and to provide additional working capital.  There is no assurance that such financing will be available in the future or obtained in sufficient amounts necessary to meet the Company's needs, that the Company will be able to achieve profitable operations or that the Company will be able to meet its future contractual obligations. Should management fail to obtain such financing, the Company may curtail its operations.

Management believes it will take approximately $3 million for operations and to launch DraftClick in the Spring of 2016. In October 2015, the Company hired a consultant to assist in raising the capital required.

Comparison of Cash Flows for the Three months Ended December 31, 2015 and 2014

 Cash totaled $0 at December 31, 2015 and 2014, respectively. The change in cash is as follows:

	12/31/2015	12/31/2014	Change
Cash Used in Operating Activities	$-	$(75,831)	$75,831
Cash Provided by Financing Activities	-	25,000	(25,000)
Increase (Decrease) in Cash	$-	$(50,831)	$50,831

Operating Activities

Cash used in operating activities in the three months ended December 31, 2015 was $0 as compared to cash used of $75,831 during the prior period, representing an increase in cash used in operating activities of $75,831 based on the operating results discussed above.

Financing Activities

Cash generated from financing activities during the three months ended December 31, 2015 was $0 as compared to $25,000 generated in the comparable period in 2014 representing a decrease of $25,000. During the period ended December 31, 2014, the Company received proceeds from the sale of its common stock of $25,000.

Capital Resources

As of December 31, 2015, the Company does not have any material commitments for capital expenditures.

Critical Accounting Policies

The Company’s accounting policies are described in Note 3 in the accompanying financial statements. Below is a summary of the critical accounting policies, among others, that management believes involve significant judgments and estimates used in the preparation of its financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Significant estimates for the years reported include certain assumptions used in deriving the fair value of share-based compensation. Assumptions and estimates used in these areas are material to our reported financial condition and results of our operations. Actual results will differ from those estimates.

Stock-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board whereas the value of the award is measured on the date of grant and recognized over the vesting period. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the Financial Accounting Standards Board whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete.

Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

The fair value of the Company's common stock option and warrant grants is estimated using the Black-Scholes option pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the common stock options, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes option pricing model, and based on actual experience. The assumptions used in the Black-Scholes option pricing model could materially affect compensation expense recorded in future periods.

There were no stock options granted or issued during the three months ended December 31, 2015 and 2014.  There were no stock options outstanding as of December 31, 2015 and September 30, 2015.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740-10, Income Taxes.  The Company recognizes deferred tax assets and liabilities to reflect the estimated future tax effects, calculated at anticipated future tax rates, of future deductible or taxable amounts attributable to events that have been recognized on a cumulative basis in the financial statements. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

ASC 740-10 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. The Company classifies interest and penalties as a component of interest and other expenses. To date, there have been no interest or penalties assessed or paid.

The Company measures and records uncertain tax positions by establishing a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Only tax positions meeting the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized.

Loss Per Share

The Company adopted FASB ASC Topic 260, Earnings Per Share. Basic earnings per share is based on the weighted effect of common shares issued and outstanding and is calculated by dividing net income (loss) available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares, if any, that would be issued assuming conversion of potentially dilutive securities outstanding. For all periods, potentially issuable securities are anti-dilutive.

As of December 31, 2015, the Company had 10 million stock warrants outstanding to purchase shares of common stock that were not included in the diluted net loss per common share because their effect would be anti-dilutive.

Fair Value Measurement

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

As of December 31, 2015, the carrying value of certain accounts such as accounts payable, accrued expenses and loan payable to shareholder approximates their fair value due to the short-term nature of such instruments.

As of December 31, 2015 the Company’s balance sheet included the fair value of derivative liability of $933,020, which was based on Level 2 measurements. There were no other investments or liabilities of the Company measured and recorded at fair value as of December 31, 2015 and September 30, 2015.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Recent Accounting Pronouncements

Recent Accounting Pronouncements applicable to the Company are discussed in notes the Financial Statements included elsewhere in this Form 10Q.

Off Balance Sheet Arrangements

As of December 31, 2015, the Company has no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended), as of December 31, 2015.  Based on that evaluation we have concluded that our disclosure controls and procedures were not effective as of December 31, 2015.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations and can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

As of December 31, 2015, management of the company conducted an assessment of the effectiveness of the company’s internal control over financial reporting.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  In the course of the assessment, material weaknesses were identified in the company’s internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management determined that fundamental elements of an effective control environment were missing or inadequate as of December 31, 2015.  The most significant issues identified were: 1) lack of segregation of duties due to very small staff and significant reliance on outside consultants, and 2) risks of executive override also due to lack of established policies, and small employee staff.  Based on the material weaknesses identified above, management has concluded that internal control over financial reporting was not effective as of December 31, 2015.  As the company’s operations increase, the company intends to hire additional employees in its accounting department.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations Over Internal Controls

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of controls. Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There are presently no material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no reportable events under this Item 3 during the three months ended December 31, 2015.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description
31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLICKSTREAM CORP.

Date: February 22, 2016	By:	/s/ Michael O’Hara
Michael O’Hara, Chairman of the Board, President and Interim Principal Executive Officer (Principal Executive Officer)

Date: February 22, 2016	By:	/s/ Michael Handelman
Michael Handelman, Chief Financial Officer
(Principal Financial and Accounting Officer)