Form 10-Q
period 2016-03-31
ClickStream Corp
filed 2016-05-24
CIK 1393548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 62,111,665 shares of common stock, par value $0.0001, were outstanding as of May 23, 2016.

CLICKSTREAM CORP.
FORM 10-Q

For the Quarterly Period Ended March 31, 2016

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CLICKSTREAM CORP.
Condensed Consolidated Balance Sheets

	March 31	September 30,
	2016	2015
Assets:	(unaudited)
Current assets
Cash and cash equivalents	$-	$-
Total assets	$-	$-

Liabilities and Stockholders' Deficit:

Current liabilities
Accounts payable	$233,563	$109,286
Accounts payable - related parties	253,700	144,500
Derivative liability	8,216,219	-
Liabilities assumed upon merger	335,550	335,550
Loan payable - shareholder	45,000	45,000
Total current liabilities	9,084,032	634,336

Commitments and Contingencies

Stockholders' Deficit:
Preferred stock, par value $0.001, 5,000,000 shares
authorized, no shares issued and outstanding as of March 31, 2016 and September 30
2015, respectively	-	-
Common stock, par value $0.0001, 300,000,000 shares
authorized and 62,111,665 and 60,736,665 shares issued and
outstanding as of March 31, 2016 and September 30, 2015, respectively	6,212	6,074
Additional paid in capital	1,095,710	958,348
Accumulated deficit	(10,185,954)	(1,598,758)
Total stockholders' deficit	(9,084,032)	(634,336)

Total liabilities and stockholders' deficit	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLICKSTREAM CORP.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015

Revenues	$-	$-	$-	$-

Operating Expenses:
Consulting and professional fees	39,770	47,300	1,180,544	52,300
Consulting and professional fees - related party	51,500	7,500	118,000	12,500
Research and development	-	21,900	-	50,575
General and administrative	5,555	17,160	10,655	50,722
Loss from Operations	96,825	93,860	1,309,199	166,097

Other Expense
Change in fair value of derivative liability	(7,283,198)	-	(7,277,997)	-
Total Other Expense	(7,283,198)	-	(7,277,997)	-

Net Loss	$(7,380,023)	$(93,860)	$(8,587,196)	$(166,097)

Net loss per share- basic
and diluted	$(0.12)	$(0.00)	$(0.14)	$(0.00)

Weighted average common shares
outstanding- basic and diluted	62,111,665	60,236,665	61,735,982	59,728,468

The accompanying notes are an integral part of these condensed consolidated financial statements.

	CLICKSTREAM CORP.
	Condensed Consolidated Statements of Stockholders' Deficit
	For the Six Months Ended March 31, 2016 (unaudited)

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, September 30, 2015	60,736,665	$6,074	$958,348	$(1,598,758)	$(634,336)

Fair value of common shares issued for services	1,375,000	138	137,362		137,500

Net Loss				(8,587,196)	(8,587,196)
Balance, March 31, 2016	62,111,665	$6,212	$1,095,710	$(10,185,954)	$(9,084,032)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLICKSTREAM CORP.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended
	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,587,196)	$(166,097)
Adjustments to reconcile net loss to net cash
used in operating activities:
Fair value of warrants issued for services accounted as derivative liability	938,222
Change in fair value of derivative liability	7,277,997	-
Fair value of common shares issued for services	137,500	-
Changes in operating liabilities
Increase in accounts payable and accounts payable - related party	233,477	366
Net Cash Used in Operating Activities	-	(165,731)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	100,000
Net Cash Provided by Financing Activities	-	100,000

Net (Decrease) Increase in Cash	-	(65,731)
Cash at Beginning of Period	-	65,731
Cash at End of Period	-	-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLICKSTREAM CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended March 31, 2016 and 2015 (Unaudited)

Note 1: Organization and Business

History

We were incorporated in the state of Nevada on September 30, 2005 and previously operated under the name Peak Resources Incorporated. In August 2008, we changed our name to “Mine Clearing Corporation” (MCCO). The Company had been operating as an exploration division in the mining sector until May 2014.

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

DraftClick is designed to assist in the fantasy sport player’s ability to monitor changes in betting lines, breaking news releases, injury reports, real-time discussions in sports forums, fan sentiment, historical matchup data and other sources of data by incorporating all of this information into prediction results.  These results are then presented using a tailored version of DraftClick's user interface which has been designed to enable seamless transition of player selections to fantasy game sites such as DraftKingsTM and FanDuelTM.  We plan to launch DraftClick in the Fall of 2016.

NOTE 2 – Basis of Presentation and Going Concern

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") as promulgated in the United States of America ("U.S.") and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended (the "Exchange Act") and Article 8-03 of Regulation S-X under the Exchange Act. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the three and six months ended March 31, 2016 are not indicative of the results that may be expected for the fiscal year ending September 30, 2016. You should read these unaudited condensed consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in the Company's annual report on Form 10-12 G/A (as amended) for the year ended September 30, 2015 filed on January 20, 2016. The condensed consolidated balance sheet as of September 30, 2015 has been derived from the audited financial statements included in the Form 10-12 G/A for that year.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.  The Company has not yet generated any revenues, has incurred recurring net losses since inception and has a working capital deficiency.  During the six months ended March 31, 2016, the Company incurred a net loss of $8,587,196 and as of March 31, 2016, the Company had a working capital deficiency and stockholders’ deficit of $9,084,032.  These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. In addition, our independent auditors, in their report on our audited financial statements for the fiscal year ended September 30, 2015 expressed substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability of the Company to continue as a going concern.

We are an early-stage company with a limited operating history, which makes it difficult to evaluate our current business and future prospects.  As a result, the Company has limited operating history upon which an evaluation of the ClickStream’s performance can be made.  There have been no revenues generated from our business operations and we expect to incur further losses in the foreseeable future due to significant costs associated with our business development.  There can be no assurance that our operations will ever generate sufficient revenues to fund our continuing operations, or that we will ever generate positive cash flow from our operations, or that we will attain or thereafter sustain profitability in any future period.

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

Management believes it will take approximately $3 million for operations and to launch DraftClick in the Fall of 2016. In October 2015, the Company hired a consultant to assist in raising the capital required.

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

As of March 31, 2016, the Company had 10 million stock warrants outstanding to purchase shares of common stock that were not included in the diluted net loss per common share because their effect would be anti-dilutive.

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

As of March 31, 2016, the carrying value of certain accounts such as accounts payable, accrued expenses and loan payable to shareholder approximates their fair value due to the short-term nature of such instruments.

As of March 31, 2016 the Company’s balance sheet included the fair value of derivative liability of $8,216,219, which was based on Level 2 measurements.  The carrying amount of the Company’s financial liabilities, such as loan payable, accounts payable and accrued expenses approximate their fair value because of the short maturity of those instruments.

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

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases.  ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months.  ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018.  Early adoption is permitted.  A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  The Company is in the process of evaluating the impact of ASU 2016-02 on the Company’s financial statements and disclosures.

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

NOTE 5 – Stockholders’ Deficit

Common Stock

During the six months ended March 31, 2016, the Company issued a total of 1,375,000 shares of common stock to various consultants with a fair value of $137,500 for services rendered.  The shares were valued at $0.10 per share based upon our recent sale of common stock for cash.  The entire $137,500 was expensed upon issuance and was reported as part of consulting and professional fees in the accompanying Statement of Operations.

NOTE 6 – DERIVATIVE LIABILITY

In October 2015, the Company issued 10,000,000 warrants to a financial consultant. The warrant agreement included an anti-dilution provision that would reduce the exercise price if the Company were to issue similar instruments at a price below the exercise price of $0.05 per share.

Pursuant to ASC Topic 815, “Derivatives and Hedging”, the Company determined that these warrants met the definition of a derivative, and are to be re-measured at the end of every reporting period with the change in value reported in the statement of operations. As of October 19, 2015 (issuance date of the warrants) and March 31, 2016, the derivative liabilities were valued using a probability weighted average Black-Scholes-Merton pricing model with the following assumptions:

	October 14, 2015 (issuance date)	March 31, 2016
Stock Price	$0.10	$0.84
Risk-free interest rate	1.35%	1.21%
Expected volatility	152%	151%
Expected life in years	5	4.6
Expected dividend yield	0%	0%

Fair Value:	$938,221	$8,216,219

Stock price of $0.10 per share at issuance date was based upon our recent sale of common stock for cash since our stock was not traded at that time.  Stock price of $0.84 per share at March 31, 2016 was based upon the closing price of our common stock on the over-the-counter market in the United States (commonly known as “the Pink Sheets”) as a result of our stock being publicly traded starting in January 2016.  The risk-free interest rate was based on rates established by the Federal Reserve Bank. The Company uses the averaged historical volatility of similar companies since we did not have sufficient market and historical information to estimate the volatility of our own stock. The expected life of the warrants was determined by the expiration dates of the warrants. The expected dividend yield was based on the fact that the Company has not paid dividends to its common stockholders in the past and does not expect to pay dividends to its common stockholders in the future.

At the issuance date of the warrants on October 14, 2015, the Company determined the fair value to be $938,221, and was accounted for as a derivative liability and consulting costs. For the period ended March 31, 2016, the Company recorded a change in fair value of the derivative liability of $7,277,997. As of March 31, 2016, the fair value of the derivative liabilities was $8,216,219.

NOTE 7 – Warrants

The following schedule summarizes the changes in the Company’s outstanding warrants during the three months ended March 31, 2016:

	Warrants Outstanding	Exercise	Weighted Average Remaining	Aggregate	Weighted Average Exercise
	Number of	Price	Contractual	Intrinsic	Price
	Shares	per Share	Life	Value	per Share
Balance at September 30, 2015	–	$-	-	–	$-
Warrants Granted	10,000,000	.05(1)
Warrants Exercised	–
Warrants Expired	–
Balance at March 31, 2016	10,000,000	$.05(1)	4.65 years	$0	$.05

Exercisable March 31, 2016	10,000,000	$.05(1)	4.65 years	$0	$.05

(1)
In October 2015, the Company granted a financial consultant fully vested warrants to purchase up to 10,000,000 shares of common stock at an exercise price of $0.05 per share for a period of five years.  The warrant exercise price is subject to certain reset provisions in case the Company will sell or issue similar instrument in the future at a price lower than $0.05 per share.  As result, the fair value of these warrants of $938,221 was accounted for as consulting cost and derivative liability upon issuance.  See Note 6.

NOTE 8 – Related Party Transactions

Pursuant to a consulting agreement with a major shareholder of the Company, during the six months ended March 31, 2016 and 2015, the Company incurred consulting fees of $35,000 and $0, respectively for services rendered by the major shareholder and reported as part of Consulting and professional fees - Related Party in the accompanying Statement of Operations.

During the six months ended March 31, 2016 and 2015, the Company incurred $20,000 and $12,500, respectively for legal services rendered by a shareholder and officer of the Company and reported as part of Consulting –and professional fees - Related Party in the accompanying Statement of Operations.

During the six months ended March 31, 2016, the Company incurred an aggregate of $63,000 for services rendered by the two officers of the Company and was reported as part of Consulting and professional fees - Related Party in the accompanying Statement of Operations. There was no similar transaction in 2015.

As of March 31, 2016 and September 30, 2015, the Company had accounts payable to our officers and the major shareholders in the amount of $253,700 and $144,500, respectively for unpaid consulting and professional fees.  These amounts are unsecured, non-interest bearing and due upon demand.

During the six months ended March 31, 2016, the Company’s office facility has been provided without charge by the Company’s major stockholders. Such cost was not material to the financial statements and accordingly, have not been reflected therein.  In view of the Company’s limited operations and resources, management did not receive any compensation from the Company during the six months ended March 31, 2016 and 2015.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our unaudited financial statements and related notes for the six months ended March 31, 2016. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

DraftClick is designed to assist in the fantasy sport player’s ability to monitor changes in betting lines, breaking news releases, injury reports, real-time discussions in sports forums, fan sentiment, historical matchup data and other sources of data by incorporating all of this information into prediction results.  These results are then presented using a tailored version of DraftClick's user interface which has been designed to enable seamless transition of player selections to fantasy game sites such as DraftKingsTM and FanDuelTM.  DraftClick uses over 40 types of algorithms and it uses over 100 player specific variables as input data points. The specific algorithms to use for each player each day is selected by the system based on the training data. The training data consists of thousands of historical contests where the outcome is known and the values of the data points are known before and after each contest. This so-called historical “back testing” is also used to establish proper confidence levels. As each day goes by, the set of training data increases by the outcomes for that day. We plan to launch DraftClick in the Fall 2016.

Results of Operations

Comparison of Results of Operations for the Three months Ended March 31, 2016 and 2015

Below is a discussion of our operating results for the six months ended March 31, 2016, compared to our operating results during the comparable period in 2015. Net loss for the three months ended March 31, 2016, was $7,380,023 compared to net loss of $93,860 for the three months ended March 31, 2015. The increase in net loss resulted from an increase in change in fair value of derivative liability, as described below.

Operating Expenses.

	3/31/2016	3/31/2015	Change	% Change
Consulting and professional fees	$39,770	$47,300	$(7,530)	-16%
Consulting and professional fees – related party	51,500	7,500	44,000	587%
Research and development	-	21,900	(21,900)	(100%)
General and administrative	5,555	17,160	(11,605)	-97%
Total Operating Expenses	$96,825	$93,860	$2,965	3%

For the three months ended March 31, 2016, Consulting and professional fees decreased by $7,530 as compared to the prior period as the Company did not have the capital required and slowed down operations. As such the Company did not retain various consultants during the current period ended.

For the three months ended March 31, 2016, Consulting and professional fees – related party increased by $44,000 as compared to the prior period as additional finance and legal fees were incurred by the Company as a result of the Company becoming a reporting entity and filing requirements with the Securities Exchange Commission.

For the three months ended March 31, 2016, Research and development costs decreased by $21,900 as compared to the prior period as the Company did not have the capital required and slowed down research and development of the product.  As such there was no work performed on the Company’s development of analytical tools for high volume data analysis and related internet trends and associations.

For the three months ended March 31, 2016, General and administrative expenses decreased by $11,605 as compared to the prior period  as the Company did not have the capital required and slowed down operations. The aggregate decrease in these costs results primarily to the reduction of travel costs, meals and entertainment and bank charges.

Other Expense.
	3/31/2016	3/31/2015	Change	% Change

Change in fair value of derivative liability	$7,283,198	$-	$7,283,198	N/A
Total Other Expense	$7,283,198	$-	$7,283,198	N/A

Change in fair value of derivative liability increased by $7,283,198 as compared to the prior period where there was no derivative liability.

Comparison of Results of Operations for the 6 months Ended March 31, 2016 and 2015

Below is a discussion of our operating results for the six months ended March 31, 2016, compared to our operating results during the comparable period in 2015. Net loss for the six months ended March 31, 2016, was $8,587,196 compared to net loss of $166,097 for the six months ended March 31, 2015. The increase in net loss resulted from an increase in consulting expense and change in fair value of derivative liability, as described below.

Operating Expenses.

	3/31/2016	3,/31/2015	Change	% Change
Consulting and professional fees	$1,180,544	$52,300	$1,128,244	2,157%
Consulting and professional fees – related party	118,000	12,500	105,500	844%
Research and development	-	50,575	(50,575)	(100%)
General and administrative	10,655	50,722	(40,067)	(79%	)
Total Operating Expenses	$1,309,199	$166,097	$1,143,102	688%

For the six months ended March 31, 2016, Consulting and professional fees increased by $1,128,244 as compared to the prior period as additional consultants were retained by the Company.  The majority of the increase relates to grant of fully vested warrants to a financial consultant to purchase up to 10,000,000 shares of common stock at an exercise price of $0.05 per share for a period of five years.  The warrant exercise price is subject to certain reset provisions in case the Company will sell or issue similar instrument in the future at a price lower than $0.05 per share.  As result, these warrants were accounted for as consulting costs and a derivative liability with a fair value of $938,221 at the date of grant.  In addition, the Company also issued shares of common stock for services with a fair value of $137,500.

For the six months ended March 31, 2016, Consulting and professional fees – related party increased by $105,500 as compared to the prior period as additional finance and legal fees were incurred by the Company.

For the six months ended March 31, 2016, Research and development costs decreased by $50,575 as compared to the prior period as the Company did not have the capital required and slowed down research and development of the product.

For the six months ended March 31, 2016, General and administrative expenses decreased by $40,067 as compared to the prior period  as the Company did not have the capital required and slowed down operations.

Other Expense.
	3/31/2016	3/31/2015	Change	% Change

Change in fair value of derivative liability	$7,277,997	$-	$7,277,997	N/A
Total Other Expense	$7,277,997	$-	$7,277,997	N/A

Change in fair value of derivative liability decreased by $7,277,997 as compared to the prior period where there was no derivative liability.

Liquidity

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.  The Company has not yet generated any revenues, has incurred recurring net losses since inception and has a working capital deficiency.  During the six months ended March 31, 2016 the Company incurred a net loss of $8,587,196 and as of March 31, 2016, the Company had a working capital deficiency and stockholders’ deficit of $9,084,032.  These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. In addition, our independent auditors, in their report on our audited financial statements for the fiscal year ended September 30, 2015 expressed substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability of the Company to continue as a going concern.

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

Management believes it will take approximately $3 million for operations and to launch DraftClick in the Fall of 2016. In October 2015, the Company hired a consultant to assist in raising the capital required.

Comparison of Cash Flows for the Six months Ended March 31, 2016 and 2015

 Cash totaled $0 at March 31, 2016 and 2015, respectively. The change in cash is as follows:

	3/31/2016	3/31/2015	Change
Cash Used in Operating Activities	$-	$(165,731)	$165,731
Cash Provided by Financing Activities	-	100,000	(100,000)
Increase (Decrease) in Cash	$-	$(65,731)	$65,731

Operating Activities

Cash used in operating activities in the six months ended March 31, 2016 was $0 as compared to cash used of $165,731 during the prior period, representing an increase in cash used in operating activities of $165,731 based on the operating results discussed above.

Financing Activities

Cash generated from financing activities during the six months ended March 31, 2016 was $0 as compared to $100,000 generated in the comparable period in 2015 representing a decrease of $100,000. During the period ended March 31, 2015, the Company received proceeds from the sale of its common stock of $100,000.

Capital Resources

As of March 31, 2016, the Company does not have any material commitments for capital expenditures.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.  The fair value of these derivative liabilities were estimated using a probability weighted average Black-Scholes-Merton pricing model which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the warrants, and future dividends.  The assumptions used in the calculation could materially affect the recorded fair value of the derivative liability in future periods.

Recent Accounting Pronouncements

Recent Accounting Pronouncements applicable to the Company are discussed in notes the Financial Statements included elsewhere in this Form 10Q.

Off Balance Sheet Arrangements

As of March 31, 2016, the Company has no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended), as of March 31, 2016.  Based on that evaluation we have concluded that our disclosure controls and procedures were not effective as of March 31, 2016.

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

As of March31, 2016, management of the Company conducted an assessment of the effectiveness of the company’s internal control over financial reporting.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  In the course of the assessment, material weaknesses were identified in the company’s internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management determined that fundamental elements of an effective control environment were missing or inadequate as of March 31, 2016.  The most significant issues identified were: 1) lack of segregation of duties due to very small staff and significant reliance on outside consultants, and 2) risks of executive override also due to lack of established policies, and small employee staff.  Based on the material weaknesses identified above, management has concluded that internal control over financial reporting was not effective as of March 31, 2016.  As the company’s operations increase, the company intends to hire additional employees in its accounting department.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no reportable events under this Item 3 during the three months ended March 31, 2015.

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

CLICKSTREAM CORP.

Date: May 24, 2016	By:	/s/ Michael O’Hara
Michael O’Hara, Chairman of the Board, President and Interim Principal Executive Officer (Principal Executive Officer)

Date: May 24, 2016	By:	/s/ Michael Handelman
Michael Handelman, Chief Financial Officer
(Principal Financial and Accounting Officer)