Form 10-Q
period 2016-06-30
ClickStream Corp
filed 2016-09-19
CIK 1393548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 62,111,665 shares of common stock, par value $0.0001, were outstanding as of September 19, 2016.

CLICKSTREAM CORP.
FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CLICKSTREAM CORP.
Condensed Consolidated Balance Sheets

	June 30	September 30,
	2016	2015
Assets:	(unaudited)
Current assets
Cash and cash equivalents	$303	$-
Prepaid expenses	9,500	-
Total assets	$9,803	$-

Liabilities and Stockholders' Deficit:

Current liabilities
Accounts payable	$292,061	$109,286
Accounts payable - related parties	320,533	144,500
Note payable	10,000	-
Derivative liability	1,205,275	-
Liabilities assumed upon merger	335,550	335,550
Loan payable - shareholder	45,000	45,000
Total current liabilities	2,208,419	634,336

Commitments and Contingencies

Stockholders' Deficit:
Preferred stock, par value $0.001, 5,000,000 shares
authorized, no shares issued and outstanding as of June 30, 2016 and September 30
2015, respectively	-	-
Common stock, par value $0.0001, 300,000,000 shares
authorized and 62,111,665 and 60,736,665 shares issued and
outstanding as of June 30, 2016 and September 30, 2015, respectively	6,212	6,074
Additional paid in capital	1,095,710	958,348
Accumulated deficit	(3,300,538)	(1,598,758)
Total stockholders' deficit	(2,198,616)	(634,336)

Total liabilities and stockholders' deficit	$9,803	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLICKSTREAM CORP.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenues	$-	$-	$-	$-

Operating Expenses:
Consulting and professional fees	15,344	-	1,195,888	64,800
Consulting and professional fees - related party	66,833	-	184,833	-
Research and development	30,800	-	30,800	50,575
General and administrative	12,551	366	23,206	50,356
Loss from Operations	125,528	366	1,434,727	165,731

Other Expense
Change in fair value of derivative liability	7,010,944	-	(267,053)	-
Total Other Expense	7,010,944	-	(267,053)	-

Net Income (Loss)	$6,885,416	$(366)	$(1,701,780)	$(165,731)

Net income (loss)
Basic	$0.11	$(0.00)	$(0.03)	$(0.00)
Diluted	$0.10	$(0.00)	$(0.03)	$(0.00)

Weighted average common shares outstanding
Basic	62,111,665	60,236,665	61,860,753	59,897,249
Diluted	71,278,810	60,236,665	61,860,753	59,897,249

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLICKSTREAM CORP.
Condensed Consolidated Statements of Stockholders' Deficit
For the Nine Months Ended June 30, 2016 (unaudited)

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, September 30, 2015	60,736,665	$6,074	$958,348	$(1,598,758)	$(634,336)

Fair value of common shares issued for services	1,375,000	138	137,362		137,500

Net Loss				(1,701,780)	(1,701,780)
Balance, June 30, 2016	62,111,665	$6,212	$1,095,710	$(3,300,538)	$(2,198,616)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLICKSTREAM CORP.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,701,780)	$(165,731)
Adjustments to reconcile net loss to net cash
used in operating activities:
Fair value of warrants issued for services accounted as derivative liability	938,222	-
Change in fair value of derivative liability	267,053	-
Fair value of common shares issued for services	137,500	-
Changes in operating liabilities
Increase in prepaid expenses	(9,500)	-
Increase in accounts payable and accounts payable - related party	358,808	-
Net Cash Provided by (Used in) Operating Activities	(9,697)	(165,731)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	10,000
Proceeds from sale of common stock	-	100,000
Net Cash Provided by Financing Activities	10,000	100,000

Net Increase (Decrease) in Cash	303	(65,731)
Cash at Beginning of Period	-	65,731
Cash at End of Period	303	-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLICKSTREAM CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended June 30, 2016 and 2015 (Unaudited)

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

NOTE 2 – Basis of Presentation and Going Concern

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") as promulgated in the United States of America ("U.S.") and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended (the "Exchange Act") and Article 8-03 of Regulation S-X under the Exchange Act. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the three and nine months ended June 30, 2016 are not indicative of the results that may be expected for the fiscal year ending September 30, 2016. You should read these unaudited condensed consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in the Company's annual report on Form 10-12 G/A (as amended) for the year ended September 30, 2015 filed on January 20, 2016. The condensed consolidated balance sheet as of September 30, 2015 has been derived from the audited financial statements included in the Form 10-12 G/A for that year.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.  The Company has not yet generated any revenues, has incurred recurring net losses since inception and has a working capital deficiency.  During the nine months ended June 30, 2016, the Company incurred a net loss of $1,701,780 and as of June 30, 2016, the Company had a working capital deficiency and stockholders’ deficit of $2,198,616.  These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. In addition, our independent registered public accounting firm, in their report on our audited financial statements for the fiscal year ended September 30, 2015 expressed substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability of the Company to continue as a going concern.

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

Management believes it will take approximately $3 million for operations and to launch DraftClick in the Fall of 2016. In October 2015 and June 2016, the Company hired consultants to assist in raising the capital required.

NOTE 3- Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Significant estimates for the years reported include certain assumptions used in deriving the fair value of derivative liabilities and share-based compensation. Assumptions and estimates used in these areas are material to our reported financial condition and results of our operations. Actual results will differ from those estimates.

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

Earnings Per Share

Our computation of earnings per share (“EPS”) includes basic and diluted EPS.  Basic EPS is measured as the income available to common stockholders divided by the weighted average common shares outstanding for the period.  Diluted income per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company as if they had been converted at the beginning of the periods presented, or issuance date, if later. In computing diluted income per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

The following table sets forth the computation of basic and diluted income per common share.

	Three-Months Ended June 30,
	2016	2015

Net income (loss)	$6,885,416	$(366)

Weighted average common shares – basic	62,111,665	60,236,665
Dilutive effect of outstanding stock warrants	9,167,145	-
Weighted average shares – diluted	71,278,810	60,236,665

Net income (loss) per common share:
Basic	$0.11	$(0.00)
Diluted	$0.10	$(0.00)

There were no adjustments to net income (loss) required for purposes of computing diluted earnings per share.  At June 30, 2016 and 2015, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from our calculation of our diluted earnings per share, as their effect would have been antidilutive.

	June 30, 2016	June 30, 2015
Warrants	832,855	-

For the nine months ended June 30, 2016 and 2015, potentially issuable securities were excluded because their effect would be anti-dilutive.

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

As of June 30, 2016, the carrying value of certain accounts such as accounts payable, note payable and loan payable to shareholder approximates their fair value due to the short-term nature of such instruments.

As of June 30, 2016 the Company’s balance sheet included the fair value of derivative liability of $1,205,275, which was based on Level 2 measurements.

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

NOTE 4 –Note Payable

On June 20, 2016, the Company issued a promissory note for $10,000 in exchange for cash.  The note is unsecured and bears interest at 8% per annum and will mature in September 2016.

NOTE 5 –Loan Payable –Shareholder

On September 17, 2014, the Company issued a promissory note to a shareholder for $45,000.  The note is unsecured and is due within ten days upon on the completion of an initial financing by the Company which is expected to be on or before December 2016.

NOTE 6 – Stockholders’ Deficit

Common Stock

During the nine months ended June 30, 2016, the Company issued a total of 1,375,000 shares of common stock to various consultants with a fair value of $137,500 for services rendered.  The shares were valued at $0.10 per share based upon our recent sale of common stock for cash since our stock was not traded at the time the shares were issued.  The entire $137,500 was expensed upon issuance and was reported as part of consulting and professional fees in the accompanying Statement of Operations.

NOTE 7 – Derivative Liability

In October 2015, the Company issued 10,000,000 warrants to a financial consultant. The warrant agreement included an anti-dilution provision that would reduce the exercise price if the Company were to issue similar instruments at a price below the exercise price of $0.05 per share.

Pursuant to ASC Topic 815, “Derivatives and Hedging”, the Company determined that these warrants met the definition of a derivative, and are to be re-measured at the end of every reporting period with the change in fair value reported in the statement of operations. As of October 19, 2015 (issuance date of the warrants) and June 30, 2016, the derivative liabilities were valued using a probability weighted average Black-Scholes-Merton pricing model with the following assumptions:

	October 14, 2015 (issuance date)	June 30, 2016
Stock Price	$0.10	$0.13
Risk-free interest rate	1.35%	1.01%
Expected volatility	152%	150%
Expected life in years	5	4.25
Expected dividend yield	0%	0%

Fair Value:	$938,222	$1,205,275

Stock price of $0.10 per share at issuance date was based upon our recent sale of common stock for cash since our stock was not traded at that time.  Stock price of $0.13 per share at June 30, 2016 was based upon the closing price of our common stock on the over-the-counter market in the United States (commonly known as “the Pink Sheets”) as a result of our stock being publicly traded starting in January 2016.  The risk-free interest rate was based on rates established by the Federal Reserve Bank. The Company uses the averaged historical volatility of similar companies since we did not have sufficient market and historical information to estimate the volatility of our own stock. The expected life of the warrants was determined by the expiration dates of the warrants. The expected dividend yield was based on the fact that the Company has not paid dividends to its common stockholders in the past and does not expect to pay dividends to its common stockholders in the future.

At the issuance date of the warrants on October 14, 2015, the Company determined the fair value to be $938,222, and was accounted for as a derivative liability and consulting costs which was included as part of Consulting and professional fees in the accompanying Statement of Operations. For the period ended June 30, 2016, the Company recorded a change in fair value of the derivative liability of $267,053. As of June 30, 2016, the fair value of the derivative liabilities was $1,205,275.

NOTE 8 – Warrants

The following schedule summarizes the changes in the Company’s outstanding warrants during the three months ended June 30, 2016:

	Warrants Outstanding	Exercise		Weighted Average Remaining	Aggregate	Weighted Average Exercise
	Number of	Price		Contractual	Intrinsic	Price
	Shares	per Share		Life	Value	per Share
Balance at September 30, 2015	–	$-		-	$–	$-
Warrants Granted	10,000,000	.05	(1)
Warrants Exercised	–
Warrants Expired	–
Balance at June 30, 2016	10,000,000	$.05	(1)	4.25 years	$0	$.05

Exercisable June 30, 2016	10,000,000	$.05	(1)	4.25 years	$800,000	$.05

(1)	In October 2015, the Company granted a financial consultant fully vested warrants to purchase up to 10,000,000 shares of common stock at an exercise price of $0.05 per share for a period of five years. The warrant exercise price is subject to certain reset provisions in case the Company will sell or issue similar instrument in the future at a price lower than $0.05 per share. As result, the fair value of these warrants of $938,222 was accounted for as consulting cost and derivative liability upon issuance. See Note 7.

NOTE 9 – Related Party Transactions

Pursuant to a consulting agreement with a major shareholder of the Company, during the nine months ended June 30, 2016 the Company incurred consulting fees of $65,000 for services rendered and reported as part of Consulting and professional fees - Related Party in the accompanying Statement of Operations.  There was no similar transaction in 2015.

During the nine months ended June 30, 2016 and 2015, the Company incurred $20,000 and $12,500, respectively for legal services rendered by a shareholder and officer of the Company and reported as part of Consulting –and professional fees - Related Party in the accompanying Statement of Operations.

During the nine months ended June 30, 2016, the Company incurred an aggregate of $99,833 for services rendered by the two officers of the Company and was reported as part of Consulting and professional fees - Related Party in the accompanying Statement of Operations. There was no similar transaction in 2015.

As of June 30, 2016 and September 30, 2015, the Company had accounts payable to our officers and the major shareholders in the amount of $320,533 and $144,500, respectively for unpaid consulting and professional fees.  These amounts are unsecured, non-interest bearing and due upon demand.

During the periods ended June 30, 2016 and 2015, the Company’s office facility has been provided without charge by the Company’s major stockholders. Such cost was not material to the financial statements and accordingly, have not been reflected therein.  In view of the Company’s limited operations and resources, management did not receive any compensation from the Company during the nine months ended June 30, 2016 and 2015.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our unaudited financial statements and related notes for the nine months ended June 30, 2016. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Results of Operations

Comparison of Results of Operations for the Three Months Ended June 30, 2016 and 2015

Below is a discussion of our operating results for the nine months ended June 30, 2016, compared to our operating results during the comparable period in 2015. Net income for the three months ended June 30, 2016, was $6,885,416 compared to net loss of $366 for the three months ended June 30, 2015. The change resulted from the gain resulting due to the change in fair value of derivative liability, net of an increase of operating expenses as described below.

Operating Expenses.

	6/30/2016	6/30/2015	Change	% Change
Consulting and professional fees	$15,344	$-	$15,344	N/A
Consulting and professional fees – related party	66,833	-	66,833	N/A
Research and development	30,800	-	30,800	N/A
General and administrative	12,551	366	12,185	97%
Total Operating Expenses	$125,528	$366	$125,162	97%

For the three months ended June 30, 2016, Consulting and professional fees increased by $15,344 as compared to the prior period as the Company retained various consultants during the current period as a result of the Company becoming a reporting entity and filing requirements with the Securities Exchange Commission.

For the three months ended June 30, 2016, Consulting and professional fees – related party increased by $66,833 as compared to the prior period as additional finance and legal fees were incurred by the Company as a result of the Company becoming a reporting entity and filing requirements with the Securities Exchange Commission.

For the three months ended June 30, 2016, Research and development costs increased by $30,800 as compared to the prior period as the Company did not have the capital required and slowed down research and development of the product in the prior period. In the current period there was work performed on the Company’s development of analytical tools for high volume data analysis and related internet trends and associations.

For the three months ended June 30, 2016, General and administrative expenses increased by $12,185 as compared to the prior period  as the Company did not have the capital required and slowed down operations in the prior period. The aggregate increase in these costs results primarily to the increase of filing costs, maintain a website and investor costs as a result of the Company becoming a reporting entity and filing requirements with the Securities Exchange Commission.

Other Expense.
	6/30/2016	6/30/2015	Change	% Change

Change in fair value of derivative liability	$7,010,944	$-	$7,010,944	N/A
Total Other Expense	$7,010,944	$-	$7,010,944	N/A

Change in fair value of derivative liability increased by $7,010,944 as compared to the prior period where there was no derivative liability.  The recorded gain was due to decrease in the fair value of the derivative liability from $8.2 million at March 31, 2016 to $1.2 million at June 30, 2016.  The decrease between the two reporting periods was due to the decrease in the Company’s stock price which was one of the inputs used in calculating the fair value of the derivative liability.  At March 31, 2016, the Company’s stock price was $0.84 per share compared to $0.13 per share at June 30, 2016.

Comparison of Results of Operations for the 9 months Ended June 30, 2016 and 2015

Below is a discussion of our operating results for the nine months ended June 30, 2016, compared to our operating results during the comparable period in 2015. Net loss for the nine months ended June 30, 2016, was $1,701,780 compared to net loss of $165,731 for the nine months ended June 30, 2015. The increase in net loss resulted from an increase in operating expenses and change in fair value of derivative liability,  as described below.

Operating Expenses.

	6/30/2016	6/30/2015	Change	% Change
Consulting and professional fees	$1,195,888	$64,800	$1,131,088	179%
Consulting and professional fees – related party	184,833	-	184,833	N/A
Research and development	30,800	50,575	(19,775)	(39%)
General and administrative	23,206	50,356	(27,150)	(74%)
Total Operating Expenses	$1,434,727	$165,731	$1,268,996	77%

For the nine months ended June 30, 2016, Consulting and professional fees increased by $1,131,088 as compared to the prior period as additional consultants were retained by the Company.  The majority of the increase relates to grant of fully vested warrants to a financial consultant to purchase up to 10,000,000 shares of common stock at an exercise price of $0.05 per share for a period of five years with a fair value of $938,222 at the date of grant.  In addition, the Company also issued 1.4 million shares of common stock for services rendered with a fair value of $137,500.

For the nine months ended June 30, 2016, Consulting and professional fees – related party increased by $184,833 as compared to the prior period as additional finance and legal fees were incurred by the Company as a result of the Company becoming a reporting entity and filing requirements with the Securities Exchange Commission.

For the nine months ended June 30, 2016, Research and development costs decreased by $19,775 as compared to the prior period as the Company did not have the capital required and slowed down research and development of the product.

For the nine months ended June 30, 2016, General and administrative expenses decreased by $27,150 as compared to the prior period as the Company did not have the capital required and slowed down operations.

Other Expense.
	6/30/2016	6/30/2015	Change	% Change

Change in fair value of derivative liability	$(267,053)	$-	$(267,053)	N/A
Total Other Expense	$(267,053)	$-	$(267,053)	N/A

Change in fair value of derivative liability increased by $267,053 as compared to the prior period where there was no derivative liability.  The recorded loss was due to increase in the fair value of the derivative liability from $938,000 at October 2015, when the corresponding warrants that were accounted for as derivative liability were granted to $1.2 million at June 30, 2016.  The increase between the two periods was due to the increase in the Company’s stock price which was one of the inputs used in calculating the fair value of the derivative liability.  Upon issuance of the warrants in October 2015, the Company’s stock price was $0.10 per share compared to $0.13 per share at June 30, 2016.

Liquidity

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.  The Company has not yet generated any revenues, has incurred recurring net losses since inception and has a working capital deficiency.  During the nine months ended June 30, 2016 the Company incurred a net loss of $1,701,780 and as of June 30, 2016, the Company had a working capital deficiency and stockholders’ deficit of $2,198,616.  These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. In addition, our independent registered public accounting firm, in their report on our audited financial statements for the fiscal year ended September 30, 2015 expressed substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability of the Company to continue as a going concern.

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

Comparison of Cash Flows for the Nine months Ended June 30, 2016 and 2015

 Cash totaled $303 at June 30, 2016 and $0 at June 30, 2015, respectively. The change in cash is as follows:

	6/30/2016	6/30/2015	Change
Cash Provided by (Used in) Operating Activities	$(9,697)	$(165,731)	$156,034
Cash Provided by Financing Activities	10,000	100,000	(90,000)

Increase (Decrease) in Cash	$303	$(65,731)	$66,034

Operating Activities

Cash used in operating activities in the nine months ended June 30, 2016 was $9,697 as compared to cash used of $165,731 during the prior period, representing an decrease in cash used in operating activities of $156,034 based on the operating results discussed above.

Financing Activities

Cash generated from financing activities during the nine months ended June 30, 2016 was $10,000 as compared to $100,000 generated in the comparable period in 2015 representing a decrease of $90,000. During the period ended June 30, 2015, the Company received proceeds from the sale of its common stock of $100,000 compared to receipt of $10,000 in exchange for a promissory note during the period ended June 30, 2016.

Capital Resources

As of June 30, 2016, the Company does not have any material commitments for capital expenditures.

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

Recent Accounting Pronouncements

Recent Accounting Pronouncements applicable to the Company are discussed in notes to the Financial Statements included elsewhere in this Form 10Q.

Off Balance Sheet Arrangements

As of June 30, 2016, the Company has no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended), as of June 30, 2016.  Based on that evaluation we have concluded that our disclosure controls and procedures were not effective as of June 30, 2016.

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

As of June 30, 2016, management of the Company conducted an assessment of the effectiveness of the company’s internal control over financial reporting.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  In the course of the assessment, material weaknesses were identified in the Company’s internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management determined that fundamental elements of an effective control environment were missing or inadequate as of June 30, 2016.  The most significant issues identified were: 1) lack of segregation of duties due to very small staff and significant reliance on outside consultants, and 2) risks of executive override also due to lack of established policies, and small employee staff.  Based on the material weaknesses identified above, management has concluded that internal control over financial reporting was not effective as of June 30, 2016.  As the company’s operations increase, the company intends to hire additional employees in its accounting department.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no reportable events under this Item 3 during the three months ended June 30, 2015.

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

CLICKSTREAM CORP.

Date: September 19, 2016	By:	/s/ Michael O’Hara
Michael O’Hara, Chairman of the Board, President and Interim Principal Executive Officer (Principal Executive Officer)

Date: September 19, 2016	By:	/s/ Michael Handelman
Michael Handelman, Chief Financial Officer
(Principal Financial and Accounting Officer)