Form 10-K
period 2016-09-30
ClickStream Corp
filed 2017-08-31
CIK 1393548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2016

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-53046

Clickstream Corporation
(Exact name of registrant as specified in its charter)

Nevada	46-5582243
(State of incorporation)	(I.R.S. Employer Identification No.)

1801 Century Park East, Suite 1201 Los Angeles, CA 90067	310-860-9975
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:
Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Act: Common Stock, Par Value $0.0001 (Title of class)

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter)  is not contained herein and, will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The outstanding number of shares of common stock as of August 29, 2017 was 82,447,881

Documents incorporated by reference:  None

FORWARD LOOKING STATEMENTS

Information in this report contains “forward looking statements” which may be identified by the use of forward-looking terminology, such as “may”, “shall”, “will”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

PART 1

ITEM 1.	DESCRIPTION OF BUSINESS

As used in this Form 10K and unless otherwise indicated, the terms the “ClickStream,” “Company,” “we,” “us” and “our” refer to ClickStream Corporation.

OVERVIEW OF THE BUSINESS

Overview

ClickStream is a technology based data analytics company focused on development of analytical tools for high volume data analysis and related internet trends and associations.  We are currently in late-stage development of a fantasy sports analytical service platform, DraftClick.  A fantasy sport is a game where participants assemble imaginary or virtual teams of real players of a professional sport. These fantasy teams compete based on the statistical performance of the selected professional athlete in actual games. This performance is converted into points that are compiled and totaled according to a roster chosen by the fantasy sport participant. These point systems can be simple enough to be manually calculated by a “league commissioner” who coordinates and manages the overall league, or points can be compiled and calculated using computers tracking actual results of the professional sport. In fantasy sports, fantasy sports participants act as team owners and managers that draft, trade and cut (drop) professional athletes, analogously to real sports teams.

DraftClick is designed to assist in the fantasy sport participant’s ability to monitor changes in player valuations, breaking news releases, injury reports, real-time discussions in sports forums, fan sentiment, historical matchup data and other sources of data by incorporating all of this information into prediction results.  These results are then presented using a tailored version of DraftClick’s user interface which has been designed to enable seamless transition of fantasy sport participant selections to fantasy game sites such as DraftKingsTM and FanDuelTM.

ClickStream plans to monetize DraftClick using its proprietary data analysis algorithms to take advantage of the growing fantasy sports market through various weekly subscription services and tools on a per sport basis that:

•	generates probabilities of sport specific win/loss outcomes for a particular team;

•	generates probabilities of particular professional athletes meeting certain performance thresholds, as may be particularly useful for fantasy football and fantasy baseball customers;

•
compares predictions (taking into account confidence ratings and historical performance) and cross-reference with published lines in order to identify particularly appealing acquisition opportunities; and

•	generates probabilities of final score differentials for upcoming specific sporting events.

Our fantasy sports services are slated to provide notifications which would allow for the sending of an e-mail or text whenever a particular prediction reaches a threshold confidence rating, or when predictions change by more than a set amount based on late-breaking news or events. We plan to customize our service interface and applications for each fantasy sport and are currently planning on using both mobile apps and web-based platforms which would allow customers to log-in using both desktop or mobile devices.

History

We were incorporated in the state of Nevada on September 30, 2005 and previously operated under the name Peak Resources Incorporated. Effective August 18, 2008, we changed our name to “Mine Clearing Corporation.” The Company had been operating as an exploration division in the mining sector until May 2014.

On April 25, 2014, the Company’s stockholders adopted Amended and Re-Stated Articles of Incorporation, (the “New Articles”). The New Articles provide for a one for 300 reverse split of all outstanding shares of common stock, authorization of 5 million shares of “blank check” preferred stock, an increase in the authorized shares of common stock to 300,000,000 shares and changing the name of the Company to ClickStream Corporation. All share numbers in this Annual Report have been adjusted to reflect the one for 300 reverse split of the common stock effective as of June 19, 2014.

On May 2, 2014, the Company acquired all of the outstanding shares of ClickStream Corporation, a Delaware corporation (“CS Delaware”), pursuant to a merger into a wholly-owned subsidiary of the Company.  Since the merger, we have been operating as a data analytics tool developer and have sought to further develop and exploit our data analytics technology and proprietary algorithms.

Since former holders of Clickstream common stock owned, after the Merger, substantially all of MCCO’s shares of common stock, and as a result of certain other factors, including that all members of the Company's executive management are members of Clickstream management, Clickstream is deemed to be the acquiring company for accounting purposes and the merger was accounted for as a reverse merger and a recapitalization in accordance with generally accepted accounting principles in the United States (“GAAP”).

Our common stock is currently quoted on the over-the-counter market in the United States (commonly known as “the Pink Sheets”) under the trading symbol “CLIS”.

Our principal executive offices are located at 1801 Century Park East, Suite 1201, Los Angeles, California, and our telephone number at that address is (626)-964-8808. Our website is located at www.clickstream.technology. Information on our website is not, and should not be considered, part of this Registration Statement.

Business Operations

Our business and operations are focused on development of analytical tools for high volume data analysis and related internet trends and associations particularly for use in fantasy sports. Our mission is to build value for our investors by commercializing the predictability power of discussions on the internet combined with other statistics in our ever growing database. To realize this mission, ClickStream has developed an automated analytics platform.

The Opportunity

According to published reports, fantasy sports players have grown from 500,000 in 1988 to an estimated 57 million in 2017 in the U.S. and Canada up from 32 million in 2010. They spend an average of 8.7 hours weekly consuming fantasy sports, they are mostly male (66%) with an average age of 39 years, and 66% have college degrees. The average annual spending per fantasy player is $556. The favorite fantasy sport is football and 70% of fantasy sports players pay a league fee. In 2017 it’s a $7 billion business. (Fantasy Sports Trade Association)

As of September, 2016, more than 25,000 one-week leagues were run weekly in all different sizes. The market for fantasy sports has  expanded at a rapid rate and we believe it will continue to grow in popularity.

The Challenge

When using the Internet for research, users have been accustomed to expect to accumulate mountains of data through available search techniques and data providers. The resulting data is often composed of an unstructured mix of current and historical objective and subjective information. In order to make sense of this data, the user must carefully analyze and screen the results in the hope of extracting their search results in a timely fashion. Essentially, this ‘search’ is manual, unfocused and time consuming.

Informed decision-makers, particularly in fantasy sports, often assume that the majority of their peers are making equally careful considerations when choosing a course of action. However, management believes that the reality is that most decisions, even important ones, are based on emotions. Emotional decisions are usually grouped and are followed by emotional decisions from peers. People react much more quickly to fear than they do to facts, thus creating the phenomenon known as herd mentality. Knowing that emotional herds grow through interactions and conversations, it would logically follow that tracking and analyzing conversations in real-time are invaluable.

Management believes information dissemination is now largely not through traditional publication such as print media, but through social media and online conversation. Our preliminary tests have been able to show that one  can use that social data to augment historical statistical data to gain an additional advantage through our proprietary self-learning algorithms increasing the likelihood for picking a winning fantasy sports team or determining the possible outcome of a particular event.

The Solution

ClickStream understands the relational importance of information and thus we focus on correlating and analyzing data as it continually becomes available. We aggregate data from numerous relevant sources but we understand it is unhelpful to pass this information in its raw form along to users. For the most part, users are looking for assistance in making critical decisions that often require a very timely response.

Capturing the sentiment of social media conversation is also essential in analyzing the meaning of what is being said. Conversations are the catalysts of emotions, and gathering data from the multitude of relevant conversations that take place on the internet is vital to fully understanding the direction of today’s events.

For fantasy sports players, DraftClick takes the analytical labor out of information aggregation.  DraftClick, powered by our algorithms, assists in one’s ability to monitor changes in sport player valuations, breaking news releases, injury reports, real-time discussions in sports forums, fan sentiment, historical matchup data and other sources of data, by incorporating all of this information into our prediction results. These results are then presented using a tailored version of our user interface which has been designed to enable seamless transition of fantasy sport participant selections to fantasy game sites such as DraftKing and FanDuel.

DraftClick analyzes discussions on the Internet (forums, tweets, etc.) to determine the most relevant sources and then monitors those sources in real-time. This information is used in conjunction with the historical and daily sports data available for fantasy sport participants and teams to improve the self-learning of our algorithms. As new and important data becomes available, DraftClick aggregates and correlates that data with other relevant and important information in order lend intelligence to the user’s decision-making process.  In essence, this approach combines the quantitative methods used in fields such as technical trading with the sentiment-based approach which a person uses when reading and analyzing all available information about a particular event. The prediction algorithms optimize the relative importance of historical performance versus sentiment analysis for each particular event.

Industry

Management believes, after review of certain reports by Eilers Research which studies the industry, that daily games will generate around $2.6 billion in entry fees in 2015 and grow 41 percent annually, reaching $14.4 billion in 2020. Fantasy sports place a premium on data, and technological and statistical advances have made massive amounts of information available instantly and for sale.

Management believes that the mainstream growth of daily fantasy sports was credited to several factors, including the convenience of the format in comparison to traditional fantasy sports, the prospective cash prizes (with some contests featuring advertised cash prices of up to $1 million), as well as their availability on mobile devices—which complements technologically-oriented lifestyles.

In 2013, 319,000 Fantasy Sports players used mobile devices to participate in fantasy sports. In 2014, this number had increased by 847% to 3,022,000.  FanDuel is currently the largest daily fantasy sports operator offering 20,000 leagues open every day to bet on and hosts an average of over 600,000 lineup entries per week into their daily games.

Competition

Most companies in the fantasy sports industry who offer statistical data to fantasy sport participants (mostly for use on FanDuel and DraftKings, although Yahoo has recently instituted a fantasy sport platform) offer data driven intelligence to support fantasy sports contests. Such companies typically provide content including top 10 value plays, odds of professional athletes scoring the most points, optimal lineups and overall rankings. They formulate pre-game projections which are updated in real-time as games progress, incorporating a range of components including win probability, professional athlete projections and expected points against the spread.

STATS is a sports statistics, technology, data, and content company, founded in 1981 that provides content to multimedia platforms, television broadcasters, leagues and teams, fantasy providers and fantasy sport participants as well as major business-to-business and business-to-consumer brands. STATS also offers Associated Press editorial content and maintains relationships with many major sports leagues worldwide. They cover more than 300 leagues and competitions across the globe for a total of 83,000 events annually.

Other companies such as RotoGrinders, RotoWire, OfficialPredictionMachine.com, Breaking Sports and Sports Guys LLC., offer optimal lineups for fantasy sports games, professional athletes and team news and depth charts. Some of these services help fantasy sport participants set lineups, make trades and strategize every week all the way to the playoffs assisting in making informed decisions by supplying large amounts of data. Some are customizable by site, time, risk level and type of game.

The predictions all these companies make are based on an algorithm(s) which uses available data and generates a prediction. The field of self-learning algorithms is fairly well-established and the type of algorithms which can be used in applications like the stock market or fantasy sports is well defined.

DraftClick Differentiators

DraftClick, ClickStream’s flagship product for daily fantasy sports users (“DFS”), differs from commonly available products or toolsets to help DFS users select their optimal teams in two key areas.

First, the DraftClick team selection page supports a large number of professional athlete filters that can be used in a flexible fashion. Some of these filters are based on widely available professional athlete data (e.g., average fantasy points per game, floor/ceiling points, consistency in point production), while others are based on computed values using proprietary algorithms (e.g., projected performance versus next opponent, recent social media feedback). These filters can currently be nested up to six levels deep to help users sort and select their own professional athletes using one or many selected search criteria. The searches can be position specific or across multiple positions.

Second, the DraftClick team selection page offers an “auto fill” button which will complete the user’s team using proprietary self-learning algorithms which utilize statistical correlation to determine which of over 100 professional athlete specific variables best predict the fantasy point production for each professional athlete in their next contest. These algorithms learn through historical back-testing (before and after examples from thousands of previous games) and the specific algorithms which best predict each professional athlete’s recent performance (out of a pool of over 40 algorithms) are then selected to predict their next game performance. The entire collection of algorithms are rerun on a daily basis, or a subset of algorithms as breaking events occur. The auto fill button can also be used to select the entire team, if that is desired.

Future Applications.

Fantasy sport applications are the initial iteration and application for our technology.  Additionally, subject to the availability of capital, we plan to develop products for additional sports and other applications as we continue to evolve our technology such as:

•
Financial Predictions ―Using stock prices, public sentiment analysis and event data, ClickStream technology can correlate past stock price movements driven by discrete events and public sentiment with gathered data on emerging events and breaking sentiment to predict the movement of specific stocks over the next few trading sessions.  Key markets and users for this type of  product are hedge funds that essentially operate as day traders (especially high frequency traders), institutional investment houses, financial advisors, individual investors and online retail brokers.

•
Political Analytics―Using real-time news, polls and event tracking, our technology can perform political analytics to monitor public entities and social media both proactively and reactively to deliver alerts about any negative or threatening conversations, press, or changes in sentiment on the web.

We currently have two employees and three technology consultants.

Intellectual Property

We believe our proprietary algorithms and database architectures are fundamental to our business and our strategy, including the continued development of our analytical tools.  Our core technology is centered on statistical prediction.  In order to generate statistical predictions, several criteria must first be defined. First, what is the specific question that the algorithms will attempt to answer. Second, what algorithm or set of algorithms will be used. Third, which data points will be used within the algorithm as input data from which the prediction will be generated. Fourth, what will be used as the ‘training data” which allows the algorithms to “learn” and subsequently improve accuracy. Finally, what confidence levels are selected to declare a valid prediction outcome.

The selections of these five criteria are critical to the prediction and there can be thousands of valid combinations. DraftClick uses over 40 types of well-established self-learning algorithms and it uses over 100 athlete specific variables as input data points. Which of these algorithms to use for each athlete each day is dynamically selected by the system based on the training data. The training data consists of thousands of historical contests where the outcome is known and the values of the data points are known before and after each contest. This so-called historical “back testing” is also used to establish proper confidence levels. As each day goes by, the set of training data increases by the outcomes for that day.

Based upon availability of capital, we anticipate to launch DraftClick in the Fall of 2017.

All elements used in the development of the Company’s products (including design, names, function, codes, algorithms) have been developed by the Company’s personnel from conception, or by technical consultants under contract to the Company.  Each individual has signed an invention and assignment agreement that  all such elements, including the completed products and any patents or registrations that may be attached thereto,  belong solely to the Company and that they have no right, title or interest in said properties.

We presently have no patents. Consequently, we rely on a combination of trade secret laws and assignment of invention and non-disclosure agreements to protect our technology, systems and data procedures. We have applied for trademark registrations for DraftClick and ClickStream in the United States.

Government Regulation

Our DraftClick fantasy sports product is a toolset which allows people to identify their optimal teams which they can then enter into sites like FanDuel or DraftKings. We do not provide a daily fantasy sport platform, and as such, we would not be directly affected by government regulation on how sites like FanDuel or DraftKings operate under federal and state internet gambling rules and regulations.  The following regulatory discussion pertains to the fantasy sports industry and the ability for daily fantasy sport platforms to continue their present operations.

U.S. Federal Regulation of Fantasy Sports

Under federal law, the Unlawful Internet Gambling Enforcement Act of 2006 (UIGEA) prohibits online gambling practices, but exempts fantasy sports, as long as they operate within certain parameters. The UIGEA specifically exempts fantasy sports games, educational games, or any online contest that “has an outcome that reflects the relative knowledge of the participants, or their skill at physical reaction or physical manipulation (but not chance), and, in the case of a fantasy or simulation sports game, has an outcome that is determined predominantly by accumulated statistical results of sporting events, including any non-participant’s individual performances in such sporting events...” As a result, online casino games, such as poker, are deemed games of luck; fantasy sports, including daily fantasy sports, are considered games of skill so long as:

•	Such games are not based on the current membership of an actual sports team or on the score, point spread or performance of teams;

•	All prizes and awards are established and made known before the start of the contest; and

•
Winning outcomes are based on the skill of the participants and predominately by accumulated statistics of individual performances of professional athletes, but not solely on a single performance of a professional athlete.

State Regulation of Fantasy Sports

Even if fantasy sport platforms or daily fantasy sports websites operate in compliance with UIGEA, individual states can take more restrictive positions. In most U.S. states, fantasy sports currently remain unregulated or are generally considered a game of skill and therefore not considered gambling. However, some states either use a more restrictive test of whether a game is one of skill or have specific laws outlawing pay-to-play fantasy sports, such as in Illinois, Montana, Washington, Iowa, Nevada and Arizona. The regulatory environment for daily fantasy sports is evolving. Either the U.S. government or additional states could potentially pass laws or interpret their current laws in ways that would cause fantasy sports platforms to cease operating in those states, or to change the manner in which they operate.

Non-governmental Regulation of Fantasy Sports

In the wake of recent inquiries by federal and state regulators, daily fantasy sports companies have agreed to the formation of the Fantasy Sports Control Agency (“FSCA”), a self-regulatory body which is to be initially headed by the former acting U.S. Secretary of Labor, Seth Harris.  The FSCA is charged with creating a system to ensure ethics and integrity across the fantasy industry as a whole.  It is unclear whether such self-regulation will be accepted by government regulators or the effect of such self-regulatory body.

EMPLOYEES AND CONSULTANTS

We currently have two employees and three technology consultants.

ITEM 1A:	RISK FACTORS

Investing in our common stock is highly speculative and involves a high degree of risk. Any potential investor should carefully consider the risks and uncertainties described below before purchasing any shares of our common stock.  The risks described below are those we currently believe may materially affect us.  If any of them occur, our business, financial condition, operating results or cash flow could be materially harmed.  As a result, the trading price of our stock could decline, and you might lose all or part of your investment. Our business, financial condition and operating results, or the value of any investment you make in the stock of our company, or both, could be adversely affected by any of the factors listed and described below.  These risks and uncertainties, however, are not the only ones that we face.  Additional risks and uncertainties not currently known to us, or that we currently think are immaterial, may also impair our business operations or the value of your investment.

Risks Related to Our Business

Limited operating history with net losses

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

The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the start and growth of a business, and the implementation of our business plan.  In particular,

•	our results of operations may fluctuate significantly, which may adversely affect the value of an investment in our common stock;

•	we may be unable to monetize our technology in a timely manner that will meet the objectives we have established for our business strategy or grow our business profitably or at all; and

•
we have only performed preliminary field testing of our DraftClick product and have not yet completed a full cycle testing in a large-scale operation, and because of our limited operating history, it may be difficult to accurately predict our long-term accuracy and yields and the demand for our analytic tools. If we are unable to attract and maintain a critical mass of subscribers, whether due to competition or other factors, our revenue and net income, if any, could decrease materially.

Our ability to build a user base for DraftClick and related services and our future operating success are heavily dependent on the use of our Internet-based service.

Our business depends substantially on the long-term interest and continuing growth with individuals who play fantasy sports online. The lack of interest in subscribing to our service may not immediately be reflected in our operating results.  To the extent that fantasy sport participants do not consider our platform to be a useful or viable , we may be unable to develop a revenue-generating user base. The success of our technology and our resulting ability to generate subscription revenues from our services are substantially dependent on Internet usage and acceptance by users of our technology.

We require significant expenditures of capital in order to expand our user base and to continue to enhance our technology and may require additional capital to pay for ongoing development costs in the future.

We may not be able to obtain additional funds that we may require. We do not presently have adequate cash from operations to meet our short-term and long-term needs under our current operating plans to grow our user base and to continue to enhance our technology. If we are not able to obtain the necessary additional financing through an offering or otherwise, we may be forced to reduce, delay or cancel our planned commercial activities, or curtail or cease our operations. We may not be able to obtain the additional funds that we require on terms acceptable to us, if at all. Additionally, we do not currently have any third-party bank credit arrangements.

We may seek to obtain additional funds primarily through equity or debt financings. Such additional financing, if available on terms and schedules acceptable to us, if available at all, could result in dilution to our current stockholders.

Our independent auditors have expressed their concern as to our ability to continue as a going concern.

As a result of our financial condition, we have received a report from our independent registered public accounting firm for our financial statements for the year ended September 30, 2016 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. As of September 30, 2016, we have generated no revenue, and had an accumulated deficit of $2,604,000. In order to continue as a going concern, we must effectively use the funds we now have to begin to generate revenue from our DraftClick platform and raise additional capital from equity financings. If we are not able to do this, we may not be able to continue as an operating company.

Our products and services are dependent upon advanced technologies that are susceptible to rapid technological change.

Our products and services may be seriously affected by, or become obsolete as a result of, technological changes. Although we do not believe there is a comparable technology platform currently available to provide similar services to the fantasy sports industry, there is a risk that a competitor may develop a similar platform that includes features more appealing to fantasy industry participants or that uses more advanced technology not currently supported by our technology. There is also the risk that different technology or platforms might nonetheless prove more appealing than ours. The occurrence of any of these events could decrease the amount of interest and use of our technology.

Some of our products and services are dependent upon social media models that are susceptible to change.

Our key technology and services utilize a social media model akin to those seen in Facebook, Twitter, Yahoo, Google (user profiles, news feeds and the like). This social media model has proven very popular, as the success of those and other services illustrates. However, there is no guarantee that this model will remain popular or that social media companies and governmental agencies may restrict access to their information. If a different model of interacting with the Internet were to become popular, interest in social media models generally, or access to social media content is hindered, the result could be decreased usage of our products and services.

A significant number of our clients may currently subscribe to trading tools offered by others which could impact our operations and harm our business.

While we believe that DraftClick and our proprietary algorithms provide a unique service beneficial to fantasy sports players, such players may already subscribe to existing trading tools.  Services such as STATS, which was established in 1981, has a robust database of statistical data and provides statistical content to a variety of platforms.  Other companies such as RotoGrinders, RotoWire, OfficialPredictionMachine.com, Breaking Sports and Sports Guys LLC., offer optimal lineups for fantasy sports games, athlete and team news and depth charts. Some of these services help fantasy sport participants set lineups, make trades and strategize every week all the way to the playoffs assisting in making informed decisions by supplying huge amounts of data. As a result, if fantasy sport participants are already using other services they may be less likely to adopt our service so that our advancement into the market may be hindered.

We provide services which are intended to assist players using daily fantasy sports websites and changes in federal and state regulation of such websites or other fantasy sports platforms could materially affect our business.

We are in the business of providing analytical services and technology as tools to be used in assisting in fantasy sports games. Various states have laws restricting gambling which may be applied to games of skill, such as fantasy sports. We believe that we are in compliance with the rules and regulations in the states we operate. However, companies with daily fantasy sports offerings operate in an unclear and evolving regulatory environment. If a regulator takes the position that daily fantasy sports websites operate in violation of applicable laws, or if laws are changed, it could force such websites to cease operating in certain states or to change its business models in ways that could materially and negatively impact our business. Additionally, there can be no assurance that no new rules and regulations restricting our business will be adopted in the states we operate. If such restrictive rules and regulations are adopted, we may incur additional costs in complying with the rules and regulations or we may have to cease operation in such states.

If we fail to retain current members of our senior management, or to attract and keep additional key personnel, our business and prospects could be materially adversely impacted.

Our success depends on our continued ability to attract, retain and motivate highly qualified management and technical personnel. We are highly dependent upon our senior management and technology consultants, particularly Michael J. O’Hara and Nate Bernard. The loss of services of any of our key personnel or consultants could adversely affect our ability to successfully commercialize our technology.

In addition, competition for qualified technical, sales and marketing staff, as well as officers and directors, can be intense and no assurance can be provided that we will be able to attract or retain key personnel in the future, which may adversely impact operations.

If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service or address competitive challenges adequately.

Future growth will place a significant strain on our management, administrative, operational and financial infrastructure. We anticipate this growth will be required to address increases in our product offerings and expansion.  Our success will depend in part upon the ability of our management team to manage this growth effectively. To do so, we must continue to recruit, hire, train, manage and integrate a significant number of qualified managers, technical personnel and employees in specialized roles within our company, including in technology, sales and marketing. If our new employees perform poorly, or if we are unsuccessful in recruiting, hiring, training, managing and integrating these new employees and offices, or retaining these or our existing employees, such failures could have a negative impact on our business, results of operations or financial condition.

In addition, to manage the expected growth of our staff, and operations, we will need to continue to improve our information technology infrastructure, operational, financial and management systems and procedures. Our anticipated additional staff and capital investments will increase our costs, which will make it more difficult for us to address any future revenue shortfalls by reducing expenses in the short term. If we fail to successfully manage our growth, we will be unable to successfully execute our business plan, which could have a negative impact on our business, results of operations or financial condition.

We may have difficulty in attracting and retaining management and outside independent members to our board of directors as a result of their concerns relating to their increased personal exposure to lawsuits and stockholder claims by virtue of holding these positions in a publicly quoted company.

The directors and management of publicly quoted corporations are increasingly concerned with the extent of their personal exposure to lawsuits and stockholder claims, as well as governmental and creditor claims which may be made against them, particularly in view of recent changes in securities laws imposing additional duties, obligations and liabilities on management and directors.  Due to these perceived risks, directors and management are also becoming increasingly concerned with the availability of directors’ and officers’ liability insurance to pay on a timely basis the costs incurred in defending such claims.  We currently do not carry limited directors’ and officers’ liability insurance.  Directors’ and officers’ liability insurance has recently become much more expensive and difficult to obtain.  If we are unable to continue or provide directors’ and officers’ liability insurance at affordable rates or at all, it may become increasingly more difficult to attract and retain qualified outside directors to serve on our board of directors.

We may lose potential independent board members and management candidates to other companies that have directors’ and officers’ liability insurance to insure them from liability or to companies that have revenues or have received greater funding to date which can offer more lucrative compensation packages. The fees of directors are also rising in response to their increased duties, obligations and liabilities as well as increased exposure to such risks.  As a company with limited operating history and resources, we will have a more difficult time attracting and retaining management and outside independent directors than a more established company due to these enhanced duties, obligations and liabilities.

We will incur increased costs as a result of being a reporting company, and given our limited capital resources, such additional costs may have an adverse impact on our profitability.

Following the effectiveness of the Form 10, we will be an SEC reporting company.  The Company currently has no business that produces revenues.  However, the rules and regulations under the Exchange Act require a public company to provide periodic reports with interactive data files which will require the Company to engage legal, accounting and auditing services, and XBRL and EDGAR service providers.  The engagement of such services can be costly and the Company is likely to incur losses which may adversely affect the Company’s ability to continue as a going concern. In addition, the Sarbanes-Oxley Act of 2002, as well as a variety of related rules implemented by the SEC, have required changes in corporate governance practices and generally increased the disclosure requirements of public companies. For example, as a result of becoming a reporting company, we must adopt policies regarding disclosure controls and procedures and regularly evaluate those controls and procedures.

The additional costs we will incur in connection with becoming a reporting company will serve to further stretch our limited capital resources. In other words, due to our limited resources, we may have to allocate resources away from other productive uses in order to pay any expenses we incur in order to comply with our obligations as an SEC reporting company. Further, there is no guarantee that we will have sufficient resources to meet our reporting and filing obligations with the SEC as they come due.

Risks Related to Intellectual Property

If our intellectual property and other proprietary information technology were copied or independently developed by our competitors, our operating results could be negatively affected.

Our success depends on the use and development of our analytic tools and related technology, products and services as well as our data analysis techniques, and internal systems and procedures that we have developed. We have no patents. Consequently, we rely on a combination of copyright, trade secret laws and assignment of invention and non-disclosure agreements to protect our technology, systems and data procedures. We cannot assure you that the steps we have taken to protect our rights will be adequate to prevent misappropriation of such rights, or that third parties will not independently develop functionally equivalent or superior algorithms or technologies. We believe that our platform and related technologies and other proprietary rights do not infringe upon the proprietary rights of third parties. We cannot assure you, however, that third parties will not assert infringement claims against us in the future, or that any such claims will not result in protracted and costly litigation, regardless of the merits of such claims, or whether we are ultimately successful in defending against such claims.

As part of our confidentiality procedures, we generally enter into assignment of invention and non-disclosure agreements with our employees, directors, consultants and corporate partners who have access to our key intellectual property, and we attempt to control access to and distribution of our technologies, documentation and other proprietary information. Despite these procedures third parties may copy or otherwise obtain and make unauthorized use of our technologies or other proprietary information or independently develop similar technologies or information. The steps that we have taken to prevent misappropriation of our technologies or other proprietary information may not prevent their misappropriation, particularly outside the United States where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States. We also may be subject to claims of moral rights from employees and developers.

Failure to adequately protect our intellectual property, in the United States and abroad, could harm our business and operating results.

Our business depends on proprietary technology and content, including software, databases, confidential information and know-how, the protection of which is crucial to the success of our business. We rely on a combination of trade secret and contractual restrictions to protect our proprietary technology and content. Effective trade secret protection is expensive to develop and maintain, in terms of the costs of defending our rights.  The failure to register for copyright protection may make it more difficult to protect our software or technology from infringement or to effectively obtain damages or otherwise vindicate our rights if infringement of our software or technology occurs. The intellectual property rights we obtain may not be sufficient to provide us with a competitive advantage, and could be challenged, invalidated, circumvented, infringed or misappropriated. We may, over time, increase our investment in protecting our intellectual property through copyright, trademark, patent and other intellectual property filings that could be expensive and time-consuming.

We may also be required to protect our proprietary technology and content in an increasing number of jurisdictions, a process that is expensive and may not be successful, or which for reasons of cost or logistics we may not pursue in every location. In addition, effective intellectual property protection may not be available to us in every country, and the laws of some foreign countries may not be as protective of intellectual property rights as those in the United States. Additional uncertainty may result from changes to intellectual property legislation enacted in the United States and elsewhere, and from interpretations of intellectual property laws by applicable courts and agencies. Accordingly, despite our efforts, we may be unable to obtain and maintain the intellectual property rights necessary to provide us with a competitive advantage. Moreover, unauthorized parties may attempt to copy aspects of our products’ features, software and functionality — some of which may be legally protectable but some of which may not – or obtain and use information that we consider confidential or proprietary.

Litigation or proceedings before the U.S. Patent and Trademark Office or other governmental authorities and administrative bodies in Canada, the United States and abroad may be necessary in the future to enforce our intellectual property rights, and to determine the validity and scope of the proprietary rights of others. We may also be involved in disputes relating to the rights to, and ownership of, the intellectual property developed by our employees, consultants and others. Our efforts to enforce or protect our proprietary rights may be ineffective, resulting in the invalidation or narrowing of the scope of our intellectual property and could result in substantial costs and diversion of resources, which could harm our business, results of operations or financial condition. Attempting to enforce our intellectual property rights against third parties could also expose us to counterclaims from such third parties.

If the security of our users’ confidential information stored in our systems is breached or otherwise subjected to unauthorized access, our reputation may be severely harmed and we may be exposed to liability.

We will receive, store and process personal information and other fantasy sports data, and we will enable our clients to share their personal information with each other and with third parties, including on the Internet and mobile platforms.  Possession and use of personal information in our operations subjects us to risks and costs that could harm our business and reputation. Evolving regulations concerning data privacy may result in increased regulation and different industry standards, which could prevent us from providing our current service to fantasy sports players, or require us to modify our service thereby harming our business. Although we use security and business controls to limit access and use of personal information, a third party may be able to circumvent those security and business controls, which could result in a breach of the privacy. . In addition, errors in the storage, use or transmission of personal information could result in such a breach of privacy.

We believe that we will take reasonable steps to protect the security, integrity and confidentiality of the information we will collect and store, but there is no guarantee that inadvertent (e.g., due to software bugs or other technical malfunctions, employee error or malfeasance, or other factors) or unauthorized disclosure will not occur or that third parties will not gain unauthorized access to this information despite our efforts. Such attacks are growing in number and severity against companies large and small in all sectors of the economy. We may in the future experience successful attempts by third-parties to obtain unauthorized access to our data despite our security measures. Since techniques used to obtain unauthorized access change frequently, we and our third-party hosting facilities may be unable to anticipate these techniques or to implement adequate preventative measures. Any willful or accidental security breaches or other unauthorized access could expose us to liability for the loss of such information, adverse regulatory action by federal and state governments, time-consuming and expensive investigation and litigation, extensive downtime of our systems and other possible liabilities.

If our security measures are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in our software are exposed and exploited, and, as a result, a third party obtains unauthorized access to any of our users’ data, our relationships with our users will be severely damaged, and we could incur significant liability and loss of brand equity and goodwill. In addition, many jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. These mandatory disclosures regarding a security breach often lead to widespread negative publicity and may cause our users to lose confidence in the effectiveness of our data security measures. Any security breach, whether actual or perceived, would harm our reputation, and we could lose users or fail to acquire new users.

If we experience compromises to our information technology as a result of security lapses, technical difficulties or otherwise that result in performance or availability problems of our cloud-based services, the complete shutdown of our service, or the loss or unauthorized disclosure of confidential information, our partners or users may be harmed or lose trust and confidence in us, and decrease the use of our services or stop using our services in its entirety, and we would suffer reputational and financial harm. Our third-party vendors may also suspend or discontinue their relationships with us. Additionally, in the future, we could be subject to regulatory investigations and litigation in connection with a security breach or related issue, and we could also face regulatory fines and be liable to third parties for these types of breaches. For example, we work with third-party vendors to process credit card payments by our users and are subject to payment card association operating rules. If our security measures fail to protect this information adequately or we fail to comply with the applicable operating rules, we could be liable to both our users for their losses, as well as the vendors under our agreements with them, we could be subject to fines and higher transaction fees, we could face regulatory action, and our users and vendors could end their relationships with us, any of which could harm our business, results of operations or financial condition.

Risks Related to Our Securities

We will be subject to the “penny stock” rules which will adversely affect the liquidity of our common stock.

The Company’s stock is defined as a “penny stock” under Rule 3a51-1 of the Exchange Act.  In general, a “penny stock” includes securities of companies which are not listed on the principal stock exchanges or NASDAQ and have a bid price in the market of less than $5.00; and companies with net tangible assets of less than $2,000,000 ($5,000,000 if the issuer has been in continuous operation for less than three years), or which has recorded revenues of less than $6,000,000 in the last three years.  “Penny stocks” are subject to rule 15g-9, which imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses, or individuals who are officers or directors of the issuer of the securities).  For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale.  Consequently, this rule may adversely affect the ability of broker-dealers to sell the Company’s stock, and therefore, may adversely affect the ability of the Company’s stockholders to sell stock in the public market.

Our stock price might be volatile.

The price of our stock may be highly volatile and could be subject to fluctuations in price in response to various factors, some of which are beyond our control.  These factors include:

•	quarterly variations in our results of operations or those of our competitors;

•	announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships or capital commitments;

•	disruption to our operations or those of other sources critical to our operations;

•	the emergence of new competitors;

•	our ability to develop and market new and enhanced products on a timely basis;

•	commencement of, or our involvement in, litigation;

•	dilutive issuances of our stock or the stock of our subsidiaries, or the incurrence of additional debt;

•	changes in our board or management;

•	adoption of new or different accounting standards;

•	changes in governmental regulations or in the status of our regulatory approvals;

•	changes in earnings estimates or recommendations by securities analysts;

•	general economic conditions and slow or negative growth of related markets.

The market price for our common stock will most likely be particularly volatile given our status as a relatively unknown company with a small and thinly quoted public float, limited operating history and lack of net revenues which could lead to wide fluctuations in our share price.  The price at which you purchase our common stock may not be indicative of the price that will prevail in the trading market.

The market for our common stock will most likely be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will be more volatile than a seasoned issuer for the indefinite future.  The volatility in our share price would be attributable to a number of factors.  First, as noted above, the shares of our common stock will likely be sporadically and/or thinly quoted.  As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction.  The price for our shares could, for example, decline precipitously in the event that a large number of shares of our common stock are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price.

Secondly, we will most likely be a speculative or “risky” investment due to our dependence on an initial flow of corporate consulting assignments and their implementation producing positive results to attract new clients.  As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.

Shares eligible for future sale by our current stockholders may adversely affect our stock price.

The sale of a significant number of shares of common stock at any particular time could be difficult to achieve at the market prices prevailing immediately before such shares are offered.  In addition, sales of substantial amounts of common stock, including shares issued upon the exercise of outstanding options and warrants, under Securities and Exchange Commission Rule 144 or otherwise could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital at that time through the sale of our securities.

The elimination of monetary liability against the Company’s directors, officers and employees under Nevada law and the existence of indemnification rights to the Company’s directors, officers and employees may result in substantial expenditures by the Company and may discourage lawsuits against the Company’s directors, officers and employees.

The Company’s articles of incorporation contain a specific provision that eliminates the liability of directors for monetary damages to the Company and the Company’s stockholders; further, the Company is prepared to give such indemnification to its directors and officers to the extent provided by Nevada law.  The Company may also have contractual indemnification obligations under its employment agreements with its executive officers.  The foregoing indemnification obligations could result in the Company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which the Company may be unable to recoup.  These provisions and resultant costs may also discourage the Company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by the Company’s stockholders against the Company’s directors and officers even though such actions, if successful, might otherwise benefit the Company and its stockholders.

There is a limited market for our shares. Our common stock is thinly quoted, so you may be unable to sell at or near bid prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

Our shares are currently quoted on the OTC Markets.  The companies quoted in the OTC Markets tend to be closely held, extremely small, thinly quoted, or bankrupt.  Most do not meet the minimum U.S. listing requirements for trading on a stock exchange such as the NASDAQ or New York Stock Exchange. Our common stock will likely to be sporadically or “thinly-quoted,” meaning that the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or nonexistent.  This situation is and will be attributable to a number of factors, including the fact that we are a small company which will be relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable.

As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a mature issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  It is possible that a broader or more active public trading market for our common stock will not develop or be sustained, or that trading levels will not continue.

We have never paid or declared any dividends on our common stock.

We have never paid or declared any dividends on our common stock.  Likewise, we do not anticipate paying, in the near future, dividends or distributions on our common stock or our common stock to be sold in this offering.  Any future dividends will be declared at the discretion of our board of directors and will depend, among other things, on our earnings, our financial requirements for future operations and growth, and other facts as we may then deem appropriate.

Our directors have the right to authorize the issuance of shares of our preferred stock and additional shares of our common stock.

Our directors, within the limitations and restrictions contained in our articles of incorporation and without further action by our stockholders, have the authority to issue shares of preferred stock from time to time in one or more series and to fix the number of shares and the relative rights, conversion rights, voting rights, and terms of redemption, liquidation preferences and any other preferences, special rights and qualifications of any such series.  Any issuance of shares of preferred stock could adversely affect the rights of holders of our common stock.  Should we issue additional shares of our common stock at a later time, each investor’s ownership interest in our stock would be proportionally reduced.  No investor will have any preemptive right to acquire additional shares of our common stock, or any of our other securities.

If we fail to remain current in our reporting requirements, we could be removed from the OTCQB, which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies whose shares are quoted for sale on the OTCQB must be reporting issuers under Section 12 of the Exchange Act, and must be current in their reports under Section 13 of the Exchange Act, in order to maintain price quotation privileges on the OTCQB.  If we fail to remain current in our reporting requirements, we could be removed from the OTCQB.  As a result, the market liquidity for our securities could be adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Anti-takeover provisions may impede the acquisition of the Company.

Certain provisions of the Nevada Revised Statutes have anti-takeover effects and may inhibit a non-negotiated merger or other business combination.  These provisions are intended to encourage any person interested in acquiring ClickStream to negotiate with, and to obtain the approval of, our directors, in connection with such a transaction.  As a result, certain of these provisions may discourage a future acquisition of the Company, including an acquisition in which the stockholders might otherwise receive a premium for their shares.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud.  Any inability to report and file our financial results accurately and timely could harm our business and adversely impact the trading price of our common stock.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud.  If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business, brand and reputation with investors may be harmed.

In addition, reporting a material weakness may negatively impact investors’ perception of us.  We have allocated, and will continue to allocate, significant additional resources to remedy any deficiencies in our internal control.  There can be no assurances that our remedial measures will be successful in curing the any material weakness or that other significant deficiencies or material weaknesses will not arise in the future.

We may apply working capital and future funding to uses that ultimately do not improve our operating results or increase the value of your investment.

The Company will retain virtually complete discretion over the application of its working capital and new investment capital.  Because of the number and variety of factors that could determine the Company’s use of funds, there can be no assurances that such uses will not vary substantially from the Company’s current operating plan.

We intend to use existing working capital and future funding to support the continued development of our technology and products.  We will also use capital for market and network expansion, and general working capital purposes.  However, we do not have more specific plans for our capital and our management will have broad discretion in how we use available capital reserves.  Our capital could be applied in ways that do not improve our operating results or otherwise increase the value of your investment.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	DESCRIPTION OF PROPERTIES

Our corporate headquarters are located in Los Angeles, California. This facility has been provided without charge by one of the Company’s major stockholders.  We are actively seeking to lease office space in the Los Angeles metropolitan area.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any claims of any type (either alone or in the aggregate) may materially and adversely affect our financial condition, results of operations and liquidity. In addition, the ultimate outcome of any litigation is uncertain. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure you that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future, and these matters could relate to prior, current or future transactions or events.

We are involved in certain legal proceedings that arise from time to time in the ordinary course of our business. Except for income tax contingencies, we record accruals for contingencies to the extent that our management concludes that the occurrence is probable and that the related amounts of loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. Legal proceeding that is currently pending is as follows:

a.
Maxim Group LLC (“Maxim”) has instituted a claim in arbitration with the Financial Industry Regulatory Authority for failure of the Company to remove the restrictive legend on 1,500,000 shares of common stock of the Company (the “Shares”) issued to Maxim and $15,000 claimed to be due for services. The Company has brought a cross claim seeking the cancellation of the Shares for lack of consideration. The parties are seeking to settle the matter and discussions to that effect are ongoing.

b.
The holder of two promissory notes of the Company in the principal amounts of $10,000 issued in June 2016 (see Note 4) and $7,500 issued in December 2016, respectively, has demanded payment, together with interest at the rate of 8% per annum from June 20, 2016 and 10% per annum from December 16, 2016, respectively, in each case together with costs of collection. The holder has not commenced or threatened litigation. The Company intends to pay these notes upon completion of a pending financing.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.  Our common stock is quoted on the over-the-counter market on the OTCPink trading platform under the symbol “CLIS.”  The following table sets forth the high and low sale prices for our common stock on the OTCPink market for the periods indicated:

	Year Ended
	September 30, 2016
	High	Low
Quarter ended September 30, 2016	$.13	$.02

Quarter ended June 30, 2016	$.90	$.10

Quarter ended March 31, 2016	$3.42	$.05

Quarter ended December 31, 2015	$.05	$.05

	Year Ended
	September 30, 2015
	High	Low
Quarter ended September 30, 2015	$.05	$.05

Quarter ended June 30, 2015	$.05	$.05

Quarter ended March 31, 2015	$.05	$.05

Quarter ended December 31, 2014	$.05	$.05

Holders of Record.  As of August 29, 2017, an aggregate of 82,447,881 shares of our common stock were issued and outstanding and were owned by approximately 123 holders of record, based on information provided by our transfer agent.  The foregoing number of record holders does not include an unknown number of stockholders who hold their stock in “street name.”

Recent Sales of Unregistered Securities.

 During the past three years, the Company issued and sold the following securities without registration under the Securities Act:

•	In May 2014, the Company issued a total of 49,784,318 shares of common stock to the founders of the Company upon incorporation for par value.

•	In May 2014, the Company issued a total of 600,798 shares of common stock upon completion of a reverse merger (see Note 1 of the attached 2016 Financial Statements).

•	In May and September 2014, the Company sold a total of 3,000,000 shares of common stock in exchange for cash of $200,000 or $0.0667 per share.

•	In May 2014, the Company issued a total of 401,549 shares of common stock for settlement of debt of $69,420.

•	In September 2014, the Company issued 300,000 shares of common stock with a fair value of $30,000 in conjunction with our issuance of a promissory note.

•	In May and September 2014, the Company issued a total of 5,150,000 shares of common stock with a fair value of $515,002 in conjunction with services provided.

•	In September 2015, the Company issued a total of 500,000 shares of common stock to our Board of Directors with a fair value of $50,000 for services rendered.

•	In December 2014, the Company sold a total of 1,000,000 shares of common stock in exchange for cash of $100,000 or $0.10 per share.

•
In October 2015, the Company agreed to grant an aggregate of 2,875,000 shares of common stock to consultants for services to be rendered.  A total of 1,375,000 shares with a fair value of $137,500 were issued in October 2015 for services rendered while the remaining 1,500,000 shares will be issued upon completion of the service.

•	In June, July and September 2016, the Company issued a total of 6,050,000 shares of common stock with a fair value of $320,500 in conjunction with services provided.

•	In September 2016, the Company issued a total of 2,435,688 shares of common stock for settlement of accounts payable and accounts payable – related parties of $97,000.

The securities described above were issued to investors in reliance upon the exemption from the registration requirements of the Securities Act, as set forth in Section 4(a)(2) under the Securities Act and Regulation D promulgated thereunder relating to transactions by an issuer not involving any public offering. The purchasers received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration statement or an available exemption from such registration.

Re-Purchase of Equity Securities.

None

Dividends.

We have never declared or paid cash dividends on our capital stock and we do not anticipate declaring or paying cash dividends on our capital stock in the foreseeable future. Any payments of cash dividends will be at the discretion of our board of directors, and will depend upon our results of operations, earnings, capital requirements, legal and contractual restrictions, and other factors deemed relevant by our board of directors.

Equity Compensation Plan Information.

In December, 2016, we adopted the 2016 Equity Compensation Plan (the “2016 Plan”) pursuant to which we are authorized to grant stock options of up to 10,000,000 shares of common stock to our employees, officers, directors and consultants.  The 2016 Plan is administered by the Board of Directors of the Company.  The following table provides information with respect to outstanding options as of September 30, 2016 pursuant to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
(a)
2016
Equity compensation plans approved by security holders	--	--	--
Equity compensation plans not approved by security holders	--	--	--
Total	--	--	--

TEM 6.	SELECTED FINANCIAL DATA.

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On April 25, 2014, the Company’s stockholders adopted Amended and Re-Stated Articles of Incorporation, (the “New Articles”). The New Articles provided for a one for 300 reverse split of all outstanding shares of common stock, authorization of 5 million shares of “blank check” preferred stock, an increase in the authorized shares of common stock to 300,000,000 shares and changing the name of the Company to ClickStream Corporation. All share and per share amounts have been adjusted to reflect the one for 300 reverse split of the common stock as of the earliest period presented.

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

DraftClick is designed to assist in the fantasy sport player’s ability to monitor changes in betting lines, breaking news releases, injury reports, real-time discussions in sports forums, fan sentiment, historical matchup data and other sources of data by incorporating all of this information into prediction results.  These results are then presented using a tailored version of DraftClick's user interface which has been designed to enable seamless transition of player selections to fantasy game sites such as DraftKingsTM and FanDuelTM.  DraftClick uses over 40 types of algorithms and it uses over 100 player specific variables as input data points. The specific algorithms to use for each player each day is selected by the system based on the training data. The training data consists of thousands of historical contests where the outcome is known and the values of the data points are known before and after each contest. This so-called historical “back testing” is also used to establish proper confidence levels. As each day goes by, the set of training data increases by the outcomes for that day. We plan to launch DraftClick in the Fall 2017.

Results of Operations

 Comparison of Results of Operations for the year ended September 30, 2016 and 2015

Below is a discussion of our operating results for the year ended September 30, 2016, compared to our operating results during the comparable period in 2015. Net loss for the year ended September 30, 2016, was $1,005,000 compared to net loss of $462,000 for the year ended September 30, 2015.

Operating Expenses.

	9/30/2016	9/30/2015	Change	% Change
Consulting and professional fees	$1,175,000	$178,000	$997,000	560%
Consulting and professional fees – related party	470,000	134,000	336,000	251%
Research and development	212,000	100,000	112,000	112%
General and administrative	36,000	50,000	(14,000)	(28%	)
Total Operating Expenses	$1,893,000	$462,000	$1,430,488	310%

For the year ended September 30, 2016, Consulting and professional fees increased by $997,000 as compared to the prior period as additional consultants were retained by the Company.  The majority of the increase relates to grant of fully vested warrants to a financial consultant to purchase up to 10,000,000 shares of common stock at an exercise price of $0.05 per share for a period of five years with a fair value of $938,000 at the date of grant.

For the year ended September 30, 2016, Consulting and professional fees – related party increased by $336,000 as compared to the prior period as additional finance and legal fees were incurred by the Company as a result of the Company becoming a reporting entity and filing requirements with the Securities and Exchange Commission.

For the year ended September 30, 2016, Research and development costs increased by $112,000 as compared to the prior period as the Company ramped up the research and development of the product.

For the year ended September 30, 2016, General and administrative expenses decreased by $14,000 as compared to the prior period as the Company did not have the capital required and slowed down general and administrative expenditures.

Other Income.

	9/30/2016	9/30/2015	Change	% Change

Gain on derecognition of liabilities assumed	$(288,000)	$-	$(288,000)	N/A
Change in fair value of derivative liability	(600,000)	-	(600,000)	N/A
Total Other Expense	$(888,000)	$-	$(888,000)	N/A

Change in fair value of derivative liability increased by $600,000 as compared to the prior period where there was no derivative liability.  The recorded gain was due to decrease in the fair value of the derivative liability from $938,000 at October 2015, when the corresponding warrants that were accounted for as derivative liability were granted to $338,000 at September 30, 2016.  The decrease between the two periods was due to the Company and the warrant holder amended the warrant to remove the anti-dilution provision and fix the conversion price at $0.05.

Liquidity

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.  The Company has not yet generated any revenues, has incurred recurring net losses since inception and has a working capital deficiency.  During the year ended September 30, 2016 the Company incurred a net loss of $1,005,000 and as of September 30, 2016, the Company had a working capital deficiency and stockholders’ deficit of $746,000  These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. In addition, our independent registered public accounting firm, in their report on our audited financial statements for the fiscal year ended September 30, 2016 expressed substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability of the Company to continue as a going concern.

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

Management believes it will take approximately $1 million for operations and to launch DraftClick in the Fall of 2017. In October 2015, the Company hired a consultant to assist in raising the capital required.

Comparison of Cash Flows for the year Ended September 30, 2016 and 2015

 Cash totaled $0 at September 30, 2016 and 2015, respectively. The change in cash is as follows:

	9/30/2016	9/30/2015	Change
Cash Used in Operating Activities	$(10,000)	$(166,000)	$156,000
Cash Provided by Financing Activities	10,000	100,000	(90,000)
Increase (Decrease) in Cash	$0	$(66,000)	$66,000

Operating Activities

Cash used in operating activities in the year ended September 30, 2016 was $10,000 as compared to cash used of $166,000 during the prior period, representing a decrease in cash used in operating activities of $156,000 based on the operating results discussed above.

Financing Activities

Cash generated from financing activities during the year ended September 30, 2016 was $10,000 as compared to $100,000 generated in the comparable period in 2015 representing a decrease of $90,000. During the year ended September 30, 2015, the Company received proceeds from the sale of its common stock of $100,000 compared to receipt of $10,000 in exchange for a promissory note during the period ended September 30, 2016.

Capital Resources

As of September 30, 2016, the Company does not have any material commitments for capital expenditures.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported assets, liabilities, sales and expenses in the accompanying financial statements. Critical accounting policies are those that require the most subjective and complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. Such critical accounting policies, including the assumptions and judgments underlying them, are disclosed in Note 3 to the Financial Statements included in this Form 10-K. However, we do not believe that there are any alternative methods of accounting for our operations that would have a material effect on our financial statements.

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

Total research and development costs recorded during the year ended September 30, 2016 amounted to $212,000.

Revenue Recognition

The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

The Company plans to monetize DraftClick using its proprietary data analysis algorithms to take advantage of the growing fantasy sports market through various weekly subscription services and tools on a per sport basis that will generate subscription revenues from our services and are dependent on Internet usage and acceptance by users of our technology.

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

There were no stock options granted or issued during the year ended September 30, 2016 and 2015 and 10,000,000 warrants were granted in the year ended September 30, 2016.

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

In July 2017, the FASB issued Accounting Standards Update No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815):  (Part I) Accounting for Certain Financial Instruments with Down Round Features; (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception ("ASU 2017-11").  ASU 2017-11 allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity's own stock.  As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted for as derivative liabilities.  A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward.  For equity-classified freestanding financial instruments, an entity will treat the value of the effect of the down round as a dividend and a reduction of income available to common shareholders in computing basic earnings per share.  For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings.  ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption is permitted.  The guidance in ASU 2017-11 can be applied using a full or modified retrospective approach.  The adoption of ASU 2017-11 is not expected to have any impact on the Company's financial statement presentation or disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 are submitted in a separate section of this report, beginning on page F-1, and are incorporated herein and made a part hereof.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act, as amended). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of September 30, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on our assessment, management identified significant deficiencies related to: (i) our internal review functions, and (ii) a lack of segregation of incompatible duties within accounting functions. As a result, management concluded that, as of September 30, 2016, the Company’s internal control over financial reporting were not effective.  Due to our size and the limited nature of our operations, segregation of all conflicting duties may not always be possible and may not be economically feasible.  These weaknesses are due to our inadequate staffing during the period covered by this report and our lack of working capital to hire additional staff. Although management will periodically re-evaluate this situation, at this point it considers that the risk associated with such lack of segregation of duties and the potential benefits of adding employees to segregate such duties are not cost justified. We intend to hire additional accounting personnel to assist with financial reporting as soon as our finances will allow.  We are in the process of determining how best to change our current system and implement a more effective system. However, there can be no assurance that implementation of any change will be completed in a timely manner or that it will be adequate once implemented. To the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting since one is not required.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the annual reporting period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information regarding our directors and executive officers:

Name	Position	Age	Director/Officer Since
Michael J. O’Hara,	President, Chairman of the Board and Director	60	May, 2014
Michael Handelman	Chief Financial Officer and Secretary	58	October, 2015
Michael I. Levy	Director	74	May, 2014

Business Experience

The following is a brief account of the education and business experience of our directors and executive officers during at least the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which they were employed.

Executive Officers

Michael J. O’Hara

Mr. Michael J. O’Hara, age 60, has been involved in the field of technology since 1978 and with over 30 years of industry experience has managed organizations small and large. He worked at Lockheed Martin from 2002 through August 2014 serving as Systems Engineering Director for two major national defense satellite programs and prior to that as Program Director for a low earth orbit weather satellite system which supports our military and civilian weather predictions. Prior to Lockheed, Mr. O’Hara spent two years from 2000 to 2002 working with tech start-ups , serving as Vice President of Business Development at eSat and Vice President of Technical Operations at NetCurrents. From 1984 through 2000 Mr. O’Hara was with Hughes Aircraft Company (now Boeing) in various technical and management positions. His final assignment at Hughes was as Chief Systems Engineer for a joint NOAA/NASA/DoD program. Mr. O’Hara holds a BS in Physics (Magna Cum Laude) from the University of Massachusetts, MS in Physics from the University of Illinois, and MS in Computer Science from the University of Illinois.

On June 20, 2017 Mr. O’Hara resigned as President but remains as Chairman of the Board of Directors.

Michael Handelman

Michael Handelman, age 58, has served as our Chief Financial Officer since October 2015.  Mr. Handelman served as Chief Financial Officer to Lion Biotechnologies, Inc. from February 2011 until June 2015 and was a member of the Lion Bio Board of Directors from February 2013 until May 2013. Mr. Handelman served as the Chief Financial Officer and as a financial management consultant of Oxis International, Inc., a public company engaged in the research, development and commercialization of nutraceutical products, from August 2009 until October 2011. From November 2004 to July 2009, Mr. Handelman served as Chief Financial Officer and Chief Operating Officer of TechnoConcepts, Inc., formerly a public company engaged in designing, developing, manufacturing and marketing wireless communications semiconductors, or microchips. Prior thereto, Mr. Handelman served from October 2002 to October 2004 as Chief Financial Officer of Interglobal Waste Management, Inc., a manufacturing company, and from July 1996 to July 1999 as Vice President and Chief Financial Officer of Janex International, Inc., a children’s toy manufacturer. Mr. Handelman was also the Chief Financial Officer from 1993 to 1996 of the Los Angeles Kings, a National Hockey League franchise. Mr. Handelman is a certified public accountant and holds a degree in accounting from the City University of New York.

Non-Employee Directors

Michael I. Levy

Michael I. Levy, age 74, has a degree in Electronic Engineering from Vaughn College of Aeronautics and Technology and is a five-decade veteran of the Entertainment Industry. He has been a successful agent, talent manager, studio head and producer.  In 1981, Levy became President and CEO of CBS’s new Theatrical Film Group and was a member of CBS’s management committee. During his time there, he helped create Tri-Star Motion Pictures, which originally consisted of Columbia Pictures, HBO and The CBS Theatrical Film Group.  In 1984, Levy started his own production company with 20th Century Fox where, within one year, he had over nineteen films in active development with Fox and other major studios and networks. Since forming his own Production Company, he has produced 16 Feature and Television projects in conjunction with different studios including Universal Pictures, Tri Star, MGM, 20th Century Fox, Miramax and Lionsgate.  In 1994, Levy became a Technology Consultant to several highly successful technology companies such as Physical Optics Corp., Broadata Corp Inc., Optikey, and Bauer Climate Control Systems to name a few. Mr. Levy is presently on the Board of Advisors of Saffron Technologies.

Term of Office

Our directors are elected at each annual meeting of stockholders and serve until the next annual meeting of stockholders or until their successor has been duly elected and qualified, or until their earlier death, resignation or removal.

Key Consultants

Eben Esterhuizen – Chief Technology Consultant

Mr. Esterhuizen is a chartered financial analyst with a background in actuarial and financial mathematics. Mr. Esterhuizen founded Contextuall, an award-winning machine learning consultancy. He was the first employee of Kapitall, an online brokerage firm that has raised more than $20 million to date.

Nate Bernard – Technical Consultant

Mr. Bernard  as 10 years’ experience managing websites, games, and digital products launches for clients including Topps, USA Network, NBC, History Channel, Garnier and Publicist Modem. Mr. Bernard  was the founder and lead designer at SkyRocket Studio, a production company specializing in branding, design and video which was successfully sold in 2013. On June 20, 2017 Mr. Bernard was appointed President of the Company.

Sam Bernard – Web Consultant

Mr. Bernard is a senior web developer with nearly a decade of experience specializing in interactive user experiences and visualizing complex data and overseeing development of digital technologies for major brands and digital products.  Mr. Bernard has also architected gamified digital experiences focusing on fantasy sports and NFL/MLB card collecting.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table.  The following table sets forth the compensation for the fiscal years ended September 30, 2016 and 2015 for services rendered to us by all persons who served as our Chief Executive Officer and our Chief Financial Officer and most highly compensated executive officers other than our Chief Executive Officer and Chief Financial Officer (collectively, the “Named Executive Officers”) who received compensation in excess of $100,000 in 2016.

Summary Compensation Table

Name	For the Periods	Salary ($)	Stock Awards	All Other Compensation ($)	Total ($)
Michael O’Hara	2016	36,000	14,000	-	50,000
	2015	27,000	-	-	27,000

Michael Handelman	2016	90,000	55,000	-	145,000
	2015	0	-	-	0

Executive Employment Agreements

In January 2015, we entered into a written consulting agreement with Michael O’Hara, our President and Chairman, for a two-year term pursuant to which he provides certain business and consulting services to the Company in addition to him serving as our President and Chairman. Under the terms of Mr. O’Hara’s agreement, he is to be paid $3,000 per month for services provided to the Company.

In July 2016, we entered into a written consulting agreement with Michael Handelman, our CFO and Secretary, for a two-year term pursuant to which he provides Chief Financial Officer consulting services to the Company. Under the terms of Mr. Handelman’s agreement, he is to be paid $7,500 per month for services provided to the Company.

Compensation of Directors

Our Board of Directors is responsible for determining, by way of discussions at Board meetings, the compensation to be paid to our executive officers. We currently do not have a formal compensation program with specific performance goals or similar conditions; however, the performance of each executive is considered along with our ability to pay compensation and our results of operation for the period. We do not use any benchmarking in determining compensation or any element of compensation.  All directors received reimbursement for reasonable out-of-pocket expenses in attending Board of Directors meetings and for promoting our business.

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation
Michael O’Hara	-	0		-	-
Michael I. Levy	-	4,000	(1)	-	-
					-

(1) Comprised of 100,000 shares issued at $0.04 share on September 30, 2016

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth certain information with respect to beneficial ownership of our securities as of September 30, 2016 by:

•	persons known by us to be the beneficial owners of more than 5% of our issued and outstanding common stock;

•	each of our named executive officers and directors; and

•	all of our executive officers and directors as a group.

The number of shares beneficially owned by each stockholder is determined in accordance with SEC rules. Under these rules, beneficial ownership includes any shares as to which a person has sole or shared voting power or investment power. Percentage ownership is based on 70,597,353 shares of our common stock outstanding on September 30, 2016. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to stock options, warrants or other rights held by such person that are currently convertible or exercisable or will become convertible or exercisable within 60 days of September 30, 2015 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.

Unless otherwise indicated in the footnotes to the following table, the address of each person named in the table is: c/o ClickStream Corporation, 1801 Century Park East, Suite 1201, Los Angeles, California 90067.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned
Named Executive Officers and Directors Michael J. O’Hara	2,239,000	3.2%
Michael Handelman	1,137,500	1.6%
Michael I. Levy	200,000	*
All executive officers and directors as a group (three persons)	3,576,500	4.8%
* Less than 1%.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned
5% or Greater Stockholders

Alison Marcus 11500 Valentino Lane Las Vegas, NV 89138	4,500,000	7.4%

Patricia Meyer 2600 San Leandro Blvd. – Apt. 708 San Leandro, CA 94578	4,500,000	7.4%
_________________
(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding.

Changes in Control.  We are not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403 of Regulation S-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

In March 2014, the Company entered into a two-year consulting agreement with a major stockholder of the Company at a rate of $5,000 per month.  In March 2016, the consulting agreement was amended at a rate of $10,000 per month. During the year ended September 30, 2016 and 2015, the Company incurred consulting fees of $95,000 and $71,000, respectively for services rendered by the major stockholder and reported as part of Consulting - Related Party in the accompanying Statement of Operations.

During the year ended September 30, 2016 and 2015, the Company incurred $60,000 and $63,000, respectively for legal services rendered by a stockholder and officer of the Company and reported as part of Consulting - Related Party in the accompanying Statement of Operations.

Indemnification Agreements

We plan to enter into indemnification agreements with each of our directors and executive officers in the near future. These agreements, among other things, will require us to indemnify each director and executive officer to the fullest extent permitted by Nevada law, including indemnification of expenses such as attorneys’ fees, judgments, fines and settlement amounts incurred by the director or executive officer in any action or proceeding, including any action or proceeding by or in right of us, arising out of the person’s services as a director or executive officer.

Director Independence

We are not currently listed on any national securities exchange that has a requirement that the majority of our Board of Directors be independent.

Code of Business Conduct and Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees.  The Code of Business Conduct and Ethics is available for review in print, without charge, to any stockholder who requests a copy by writing to us at ClickStream Corporation, 1801 Century Park East, Suite 1201, Los Angeles, California 90067, Attention: Investor Relations.  Each of our directors, employees and officers are required to comply with the Code of Business Conduct and Ethics.  There have not been any amendments or waivers from the Code of Business Conduct and Ethics relating to any of our executive officers or directors in the past year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Audit Committee has appointed Weinberg and Company, P.A. as our independent registered public accounting firm.  The following table shows the fees that were paid or accrued by us for audit and other services provided by Weinberg and Company, P.A. :

	2016	2015
Audit Fees (1)	$25,000	$$43,000
Audit-Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees	-	-
Total	$25,000	$$43,000

(1)
Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our quarterly financial statements and those services normally provided in connection with statutory or regulatory filings or engagements including comfort letters, consents and other services related to SEC matters.  This information is presented as of the latest practicable date for this annual report.

(2)
Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees.” This category primarily includes services relating to our Registration Statement filed with the Securities Exchange Commission during 2011.

(3)	Weinberg and Company, P.A. does not provide us with tax compliance, tax advice or tax planning services.

All audit related services, tax services and other services rendered by Weinberg and Company, P.A. were pre-approved by our Board of Directors or Audit Committee.  The Audit Committee has adopted a pre-approval policy that provides for the pre-approval of all services performed for us by Weinberg and Company, P.A.    The policy authorizes the Audit Committee to delegate to one or more of its members pre-approval authority with respect to permitted services.  Pursuant to this policy, the Board delegated such authority to the Chairman of the Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

The Company’s financial statements and related notes thereto are listed and included in this Annual Report beginning on page F-1. The following exhibits are filed with, or are incorporated by reference into, this Annual Report.

Exhibit Number	Description

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer

101.INS	XBRL Taxonomy Extension CalculationXBRL Instance Document
101.SCH	XBRL Taxonomy Extension DefinitionXBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension LabelsXBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension PresentationXBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Clickstream corporation (Registrant)

Date: August 31, 2017	By:	/s/ Nate Bernard
Nate Bernard
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Nate Bernard	President (Principal Executive Officer)	August 31, 2017
/s/ Michael Handelman	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	August 31, 2017
/s/ Michael Levy	Director	August 31, 2017
/s/ Michael O’Hara	Director	August 31, 2017

Clickstream Corp.

September 30, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Clickstream Corp.
 Los Angeles, CA

We have audited the accompanying consolidated balance sheets of Clickstream Corp. (the "Company") as of September 30, 2016 and 2015 and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended September 30, 2016 and 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that we considered appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Clickstream Corp. as of September 30, 2016 and 2015, and the results of their operations and their cash flows for the year ended September 30, 2016 and 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has not yet generated any revenues, experienced recurring net losses since inception and has a stockholders’ deficit as of September 30, 2016. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Weinberg & Company, P.A.
Los Angeles, California
 August 31, 2017

CLICKSTREAM CORP.
Consolidated Balance Sheets

	September 30,	September 30,
Assets:	2016	2015
Current assets
Cash and cash equivalents	$-	$-
Total assets	$-	$-

Liabilities and Stockholders' Deficit:

Current liabilities
Accounts payable	$303,000	$109,000
Accounts payable - related parties	338,000	144,000
Note payable	10,000	-
Advances from stockholder	2,000	-
Liabilities assumed upon merger	48,000	336,000
Loan payable - stockholder	45,000	45,000
Total current liabilities	746,000	634,000

Commitments and Contingencies

Stockholders' Deficit:
Preferred stock, par value $0.001, 5,000,000 shares
authorized, no shares issued and outstanding as of September 30, 2016 and
2015 respectively	-	-
Common stock, par value $0.0001, 300,000,000 shares
authorized and 70,597,353 and 60,736,665 shares issued and
outstanding as of September 30, 2016 and 2015, respectively	7,060	6,074
Additional paid in capital	1,850,940	958,926
Accumulated deficit	(2,604,000)	(1,599,000)
Total stockholders' deficit	(746,000)	(634,000)
Total liabilities and stockholders' deficit	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CLICKSTREAM CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For Year Ended	For Year Ended
	September 30,	September 30,
	2016	2015

Revenues	$-	$-

Operating Expenses:
Consulting and professional fees	1,175,000	178,000
Consulting fees - related party	470,000	134,000
Research and development	212,000	100,000
General and administrative	36,000	50,000
Loss from Operations	1,893,000	462,000

Other (Income) Expense
Gain on derecognition of liabilities assumed upon merger	(288,000)	-
Change in fair value of derivative liability	(600,000)	-
Total Other (Income) Expense	(888,000)	-

Net Loss	$(1,005,000)	$(462,000)

Net loss per share- basic
authorized, no shares issued and outstanding as of September 30, 2016 and	$(0.016)	$(0.008)

Weighted average common shares
outstanding- basic and diluted	62,224,297	60,055,843

The accompanying notes are an integral part of these consolidated financial statements.

Clickstream Corp.
Consolidated Statements of Stockholders' Deficit
 As of September 30, 2016 and 2015

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, September 30, 2014	59,236,665	$5,924	$809,076	$(1,137,000)	$(322,000)

Common stock issued for services	500,000	50	49,950		50,000

Common stock issued for cash	1,000,000	100	99,900		100,000

Net Loss				(462,000)	(462,000)

Balance, September 30, 2015	60,736,665	6,074	$958,926	(1,599,000)	(634,000)

Common stock issued for settlement of accounts payable	480,438	48	18,952		19,000

Common stock issued for settlement of accounts payable - related parties	1,955,250	196	77,804		78,000

Common stock issued for services	7,425,000	742	457,258		458,000

Fair value of derivative liability extinguished			338,000		338,000

Net Loss				(1,005,000)	(1,005,000)

Balance, September 30, 2016	70,597,353	$7,060	$1,850,940	$(2,604,000)	$(746,000)

The accompanying notes are an integral part of these consolidated financial statements.

CLICKSTREAM CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Year Ended	For Year Ended
	September 30,	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,005,000)	$(462,000)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	458,000	50,000
Gain on derecognition of liabilities assumed upon merger	(288,000)	-
Fair value of derivative liability created upon issuance of
warrants for services	938,000
Change in fair value of derivative liability	(600,000)
Changes in operating liabilities
Increase in accounts payable	213,000	109,000
Increase in accounts payable - related parties	272,000	137,000
Increase in advances from stockholder	2,000	-
Net Cash Used in Operating Activities	(10,000)	(166,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of note payable	10,000	-
Proceeds from sale of common stock	-	100,000
Net Cash Provided by Financing Activities	10,000	100,000

Net Decrease in Cash	-	(66,000)
Cash at Beginning of Period	-	66,000
Cash at End of Period	-	-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in settlement of accounts payable
and accounts payable - related parties	$97,000	$-
Fair value of derivative liability extinguished	$338,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

CLICKSTREAM CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended September 30, 2016 and 2015

Note 1: Organization and Business

History

The Company was incorporated in the state of Nevada on September 30, 2005 and previously operated under the name Peak Resources Incorporated. In August 2008, we changed our name to “Mine Clearing Corporation” (MCCO). The Company had been operating as an exploration division in the mining sector until May 2014.

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

DraftClick is designed to assist in the fantasy sport player’s ability to monitor changes in betting lines, breaking news releases, injury reports, real-time discussions in sports forums, fan sentiment, historical matchup data and other sources of data by incorporating all of this information into prediction results.  These results are then presented using a tailored version of DraftClick's user interface which has been designed to enable seamless transition of player selections to fantasy game sites such as DraftKingsTM and FanDuelTM.  We plan to launch DraftClick in the Fall of 2017.

NOTE 2 – Basis of Presentation and Going Concern

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As reflected in the accompanying financial statements, the Company has not yet generated any revenues, has incurred recurring net losses since inception and has a working capital deficiency.  During the year ended September 30, 2016, the Company incurred a net loss of $1,005,000 and as of September 30, 2016, had a working capital deficiency and stockholders’ deficit of $746,000, respectively.  These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability of the Company to continue as a going concern.

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

As of September 30, 2016, the carrying value of certain accounts such as accounts payable, note payable and loan payable to stockholder approximates their fair value due to the short-term nature of such instruments.

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

In July 2017, the FASB issued Accounting Standards Update No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815):  (Part I) Accounting for Certain Financial Instruments with Down Round Features; (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception ("ASU 2017-11").  ASU 2017-11 allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity's own stock.  As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted for as derivative liabilities.  A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward.  For equity-classified freestanding financial instruments, an entity will treat the value of the effect of the down round as a dividend and a reduction of income available to common shareholders in computing basic earnings per share.  For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings.  ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption is permitted.  The guidance in ASU 2017-11 can be applied using a full or modified retrospective approach.  The adoption of ASU 2017-11 is not expected to have any impact on the Company's financial statement presentation or disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 4 –Note Payable

On June 20, 2016, the Company issued a promissory note for $10,000 in exchange for cash.  The note is unsecured and bears interest at 8% per annum and matured in September 2016.  As of September 30, 2016, outstanding balance of the note amounted to $10,000 and past due.  The Company is currently in negotiations with the note holder to settle the note payable.

NOTE 5 –Loan Payable –Stockholder

On September 17, 2014, the Company issued a promissory note to a stockholder for $45,000.  The note is unsecured and is due within ten days upon on the completion of an initial financing by the Company which is expected to be on or before December 31, 2017.

NOTE 6 – Common Stock

Year Ended September 30, 2016

During the year ended September 30, 2016, the Company issued a total of 7,425,000 shares of common stock to employees and consultants with a fair value of $458,000 for services rendered.  A total of 1,375,000 shares of these common stock were valued at $0.10 per share or $138,000 which was based upon our recent sale of common stock for cash since our stock was not traded at the time the shares were issued.  The remaining 6,050,000 shares of common stock were valued at $320,000 based upon the respective trading prices of our stock upon grant of these shares since the Company’s stock started trading in January 2016.  The entire $458,000 was expensed upon issuance as the shares are non-refundable and deemed earned upon issuance.

During the year ended September 30, 2016, the Company issued a total of 480,438 shares of common stock to a consultant with a fair value of $19,000 to settle accounts payable which approximates the fair value of the common shares issued.  In addition, the Company also 1,955,250 shares of common stock to officers of the Company with a total fair value of $78,000 to settle accounts payable to related parties which approximates the fair value of the common shares issued.

Year Ended September 30, 2015

During the year ended September 30, 2015, the Company issued a total of 500,000 shares of common stock to our Board of Directors with a fair value of $50,000 for services rendered. The shares were valued at $0.10 per share based upon our recent sale of common stock for cash. The entire $50,000 was expensed upon issuance and was reported as part of consulting expenses in the accompanying Statement of Operations.

During the year ended September 30, 2015, the Company sold 1,000,000 shares of common stock for cash of $100,000 or $0.10 per share.

NOTE 7 – Derivative Liability

In October 2015, the Company issued 10,000,000 warrants to a financial consultant for services rendered. The warrant agreement included an anti-dilution provision that would reduce the exercise price if the Company were to issue similar instruments at a price below the exercise price of $0.05 per share. Pursuant to ASC Topic 815, “Derivatives and Hedging”, the Company determined that these warrants met the definition of a derivative, and are to be re-measured at the end of every reporting period with the change in fair value reported in the statement of operations.  Upon grant of the warrants, the Company determined the fair value of the derivative liability to be $938,000, and was accounted for as part of Consulting and professional fees in the accompanying Statement of Operations.

On September 30, 2016, the Company and the warrant holder amended the warrant to remove the anti-dilution provision and set the conversion price at $0.05 per share.  At the date of warrant modification, the fair value of the derivative liability was $338,000 which resulted in a change in fair value of the derivative liability of $600,000.  As a result of the warrant’s modification, the Company was no longer required to account the warrants as a derivative liability and as a result, the fair value of the derivative liability of $338,000 was extinguished and accounted as an addition to the Company’s paid in capital.

Upon grant of the warrants on October 19, 2015 and its subsequent modification on September 30, 2016, the derivative liabilities were valued using a probability weighted average Black-Scholes-Merton pricing model with the following assumptions:

	October 14, 2015 (issuance date)	September 30, 2016
Stock Price	$0.10	$0.04
Risk-free interest rate	1.35%	1.14%
Expected volatility	152%	148%
Expected life in years	5	4.00
Expected dividend yield	0%	0%

Fair Value:	$938,000	$338,000

Stock price of $0.10 per share at issuance date was based upon our recent sale of common stock for cash since our stock was not traded at that time.  Stock price of $0.04 per share at September 30, 2016 was based upon the closing price of our common stock on the over-the-counter market in the United States (commonly known as “the Pink Sheets”) as a result of our stock being publicly traded starting in January 2016.  The risk-free interest rate was based on rates established by the Federal Reserve Bank. The Company uses the averaged historical volatility of similar companies since we did not have sufficient market and historical information to estimate the volatility of our own stock. The expected life of the warrants was determined by the expiration dates of the warrants. The expected dividend yield was based on the fact that the Company has not paid dividends to its common stockholders in the past and does not expect to pay dividends to its common stockholders in the future.

NOTE 8 – Warrants

The following schedule summarizes the changes in the Company’s outstanding warrants during the year ended September 30, 2016:

	Warrants Outstanding	Exercise	Weighted Average Remaining	Aggregate	Weighted Average Exercise
	Number of	Price	Contractual	Intrinsic	Price
	Shares	per Share	Life	Value	per Share
Balance at September 30, 2015	–	$-	-	$–	$-
Warrants Granted	10,000,000	.05(1)
Warrants Exercised	–
Warrants Expired	–
Balance at September 30, 2016	10,000,000	$.05(1)	4.00years	$-	$.05
Exercisable September 30, 2016	10,000,000	$.05(1)	4.00 years	$-	$.05

(1)
In October 2015, the Company granted a financial consultant fully vested warrants to purchase up to 10,000,000 shares of common stock at an exercise price of $0.05 per share for a period of five years (see Note 7).

NOTE 9– Related Party Transactions

Pursuant to a consulting agreement with a major stockholder of the Company, during the year ended September 30, 2016 and 2015 the Company incurred consulting fees of $95,000 and $71,000, respectively, for services rendered and reported as part of Consulting and professional fees - Related Party in the accompanying Statement of Operations.

During the year ended September 30, 2016 and 2015, the Company incurred $60,000 and $63,000, respectively, for legal services rendered by a stockholder and officer of the Company and reported as part of Consulting and professional fees - Related Party in the accompanying Statement of Operations.

During the year ended September 30, 2016, the Company incurred an aggregate of $126,000 for services rendered by the two officers of the Company and was reported as part of Consulting and professional fees - Related Party in the accompanying Statement of Operations.

During the year ended September 30, 2016, the Company granted 3,850,000 shares of common stock with a fair value of $189,000 to these officers and stockholder for services rendered (see Note 6).

As of September 30, 2016 and September 30, 2015, the Company had accounts payable to our officers and the major stockholder in the amount of $338,000 and $144,000, respectively for unpaid consulting and professional fees.  These amounts are unsecured, non-interest bearing and due upon demand.

During the periods ended September 30, 2016 and 2015, the Company’s office facility has been provided without charge by the Company’s major stockholders. Such cost was not material to the financial statements and accordingly, have not been reflected therein.

NOTE 10 – Commitments and Contingencies

We are involved in certain legal proceedings that arise from time to time in the ordinary course of our business. Except for income tax contingencies, we record accruals for contingencies to the extent that our management concludes that the occurrence is probable and that the related amounts of loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. Legal proceeding that is currently pending is as follows:

a.
Maxim Group LLC ("Maxim") has instituted a claim in arbitration with the Financial Industry Regulatory Authority for failure of the Company to remove the restrictive legend on 1,500,000 shares of common stock of the Company (the "Shares") issued to Maxim and $15,000 claimed to be due for services. The Company has brought a cross claim seeking the cancellation of the Shares for lack of consideration. The parties are seeking to settle the matter and discussions to that effect are ongoing.

b.
The holder of two promissory notes of the Company in the principal amounts of $10,000 issued in June 2016 (see Note 4) and $7,500 issued in December 2016, respectively, has demanded payment, together with interest at the rate of 8% per annum from June 20, 2016 and 10% per annum from December 16, 2016, respectively, in each case together with costs of collection. The holder has not commenced or threatened litigation. The Company intends to pay these notes upon completion of a pending financing.

Liabilities Assumed Upon Merger

In May 2014, the Company completed a reverse merger between Mine Clearing Corporation (MCCO), a public shell company and ClickStream Corporation with Clickstream as the acquiring company for accounting purposes.  As a result of the merger between MCCO and Clickstream, the Company assumed liabilities of MCCO in the aggregate of $405,000, most of which were incurred on or before 2011 and before the merger.  Subsequent to May 2014, the Company paid or settled a total of $69,000 of these assumed liabilities.  As of September 30, 2015, outstanding balance of the liabilities assumed upon merger amounted to $336,000.

During the year ended September 30, 2016, the Company derecognized a total of $288,000 of these liabilities assumed upon merger.  The derecognized liabilities consist of regular trade payables and accrued management fees that management believes are no longer payable.

As of September 30, 2016, total outstanding balance amounted to $48,000.  The Company will continue to monitor the remaining balance for any claims and plan to derecognize it once it has been determined that the Company is no longer obligated to pay these assumed liabilities.

NOTE 11 - Income Tax Provision

               The Company did not record any income tax provision for the years ended September 30, 2016 and 2015 due to the Company’s net losses. The Company files income tax returns in the United States (“Federal”) and California (“State”) jurisdictions. The Company is subject to Federal and State income tax examinations by tax authorities for all years since its inception.

               At September 30, 2016, the Company had Federal and State net operating loss carry forwards available to offset future taxable income of approximately $1.7 million. These carry forwards will begin to expire in the year ending September 30, 2035, subject to IRS limitations, including change in ownership.

               The Company periodically evaluates the likelihood of the realization of deferred tax assets, and adjusts the carrying amount of the deferred tax assets by a valuation allowance to the extent the future realization of the deferred tax assets is not judged to be more likely than not. The Company considers many factors when assessing the likelihood of future realization of our deferred tax assets, including recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income or loss, the carry-forward periods available to us for tax reporting purposes, and other relevant factors.

               At September 30, 2016, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company determined that it was more likely than not that its deferred tax assets of approximately $985,000 would not be realized. Accordingly, the Company has recorded a valuation allowance for 100% of its cumulative deferred tax assets. The components of our deferred tax assets are as follows.

	9/30/2016	9/30/2015
Net Operating loss carryforwards	687,000	639,000
Gain on derecognition of liabilities assumed upon merger	115,000	-
Stock based compensation and other	183,000	20,000
Total net deferred tax assets	985,000	659,000
Less valuation discount	(985,000)	(659,000)
Net deferred tax assets	-	-

	9/30/2016	9/30/2015
Computed tax provision (benefit) at federal statutory rate	-34%	-34%
State income taxes, net of federal benefit	-6%	-6%
Permanent differences	83%	59%
Net Operating loss	-43%	-19%
Income tax provision	0%	0%

NOTE 12 – Subsequent Events

In December 2016 and June 2017, the Company issued notes payable in the aggregate of $45,000 in exchange for cash.  The notes are unsecured and bears interest rate of 10% and 20% per annum.  Two notes amounting to $15,000 matured in March 2017 and one note amounting to $30,000 will mature in January 2018.  As part of the note issuance, the Company issued 1 million shares of its common stock with a fair value of $8,000 as an inducement to a note holder.  The Company will account the fair value of the shares of common stock as a debt discount and will amortize it over the term of the note.

In March 2017, the Company issued 2,129,195 shares of common stock with a fair value of $64,000 as settlement of accounts payable and 6,721,333 shares of common stock with a fair value of $202,000 as settlement of accounts payable to related parties.

In June 2017, the Company issued a total of 2,000,000 shares of common stock with a fair value of $16,000 for services rendered.

These consolidated financial statements should be read in conjunctions with the financial statements and notes thereto included in the Company's Form 10-Q for the periods ended December 31, 2016, March 31, 2017 and June 30, 2017 filed on August 31, 2017 with the Security and Exchange Commission, which contains additional information of events subsequent to September 30, 2016.

On June 20, 2017 Michael O’Hara resigned as president but remains as Chairman of the Board of Directors. On the same date Nate Bernard was appointed President of the Company.