Form 10-Q
period 2016-12-31
ClickStream Corp
filed 2017-08-31
CIK 1393548

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 000-55353

CLICKSTREAM CORP.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	46-5582243
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1801 Century Park East, Suite 1201 Los Angeles, California	90067
(Address of Principal Executive Offices)	(Zip Code)

(310) 860-9975
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of August 29, 2017, there were 82,447,881 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

CLICKSTREAM CORP.
FORM 10-Q

For the Quarterly Period Ended December 31, 2016

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CLICKSTREAM CORP.
Condensed Consolidated Balance Sheets

	December 31,	September 30,
	2016	2016
Assets:	(unaudited)
Current assets
Cash and cash equivalents	$-	$-
Total assets	$-	$-

Liabilities and Stockholders' Deficit:

Current liabilities
Accounts payable	$306,000	$303,000
Accounts payable - related parties	414,000	338,000
Notes payable	25,000	10,000
Advances from stockholder	2,000	2,000
Liabilities assumed upon merger	48,000	48,000
Loan payable - stockholder	45,000	45,000
Total current liabilities	840,000	746,000

Commitments and Contingencies	-	-

Stockholders' Deficit:
Preferred stock, par value $0.001, 5,000,000 shares
authorized, no shares issued and outstanding as of December 31, 2016 and September 30, 2016,
respectively	-	-
Common stock, par value $0.0001, 300,000,000 shares
authorized and 70,597,353 shares issued and
outstanding as of December 31, 2016 and September 30, 2016, respectively	7,060	7,060
Additional paid in capital	1,850,940	1,850,940
Accumulated deficit	(2,698,000)	(2,604,000)
Total stockholders' deficit	(840,000)	(746,000)
Total liabilities and stockholders' deficit	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLICKSTREAM CORP.
Condensed Consolidated Statements of Operations

	For the Three Months Ended
	December 31,
	2016	2015
	(unaudited)	(unaudited)
Revenues	$-	$-

Operating Expenses:
Consulting and professional fees	8,000	1,141,000
Consulting fees - related party	82,000	66,000
General and administrative	4,000	5,000
Loss from Operations	94,000	1,212,000

Other Expense
Change in fair value of derivative liability	-	5,000
Total Other Expense	-	5,000

Net Loss	$(94,000)	$(1,207,000)

Net loss per share- basic
and diluted	$(0.00)	$(0.02)

Weighted average common shares
outstanding- basic and diluted	70,597,353	61,364,382

The accompanying notes are an integral part of these condensed consolidated financial statements.

Clickstream Corp.
Condensed Consolidated Statements of Stockholders' Deficit
For the Three Months Ended  December 31, 2016 (unaudited)

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, September 30, 2016	70,597,353	$7,060	$1,850,940	$(2,604,000)	$(746,000)

Net Loss				(94,000)	(94,000)

Balance, December 31, 2016	70,597,353	$7,060	$1,850,940	$(2,698,000)	$(840,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLICKSTREAM CORP.
Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended
	December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:	(unaudited)	(unaudited)
Net loss	$(94,000)	$(1,207,000)
Adjustments to reconcile net loss to net cash
used in operating activities:
Fair value of derivative liability created upon issuance
of warrants for services	-	938,000
Change in fair value of derivative liability	-	(5,000)
Fair value of common shares issued for services	-	138,000
Changes in operating liabilities
Increase in accounts payable and accounts payable - related party	79,000	136,000
Net Cash Used in Operating Activities	(15,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance notes payable	15,000	-
Net Cash Provided by Financing Activities	15,000	-

Net (Decrease) Increase in Cash	-	-
Cash at Beginning of Period	-	-
Cash at End of Period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

 CLICKSTREAM CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended December 31, 2016 and 2015

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

NOTE 2 – Basis of Presentation and Going Concern

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting.

Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016 filed with the SEC. The condensed consolidated balance sheet as of September 30, 2016 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

The results of operations for the three-months ended December 31, 2016 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending September 30, 2017.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.  The Company has not yet generated any revenues, has incurred recurring net losses since inception and has a working capital deficiency.  During the three months ended December 31, 2016, the Company incurred a net loss of $94,000 and as of December 31, 2016, the Company had a working capital deficiency and stockholders’ deficit of $840,000, respectively.  These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. In addition, our independent registered public accounting firm, in their report on our audited financial statements for the fiscal year ended September 30, 2016 expressed substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability of the Company to continue as a going concern.

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

In July 2017, the FASB issued Accounting Standards Update No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815):  (Part I) Accounting for Certain Financial Instruments with Down Round Features; (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”).  ASU 2017-11 allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock.  As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted for as derivative liabilities.  A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward.   For equity-classified freestanding financial instruments, an entity will treat the value of the effect of the down round as a dividend and a reduction of income available to common shareholders in computing basic earnings per share.  For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings.  ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption is permitted.  The guidance in ASU 2017-11 is to be applied using a full or modified retrospective approach.  The adoption of ASU 2017-11 is not currently expected to have any impact on the Company’s financial statement presentation or disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 4 –Notes Payable

On June 20, 2016, the Company issued a promissory note for $10,000 in exchange for cash.  The note is unsecured and bears interest at 8% per annum and matured in September 2016 and is currently past due.

On December 16, 2017 the Company issued promissory notes totaling $15,000 in exchange for cash.  The notes are unsecured and bears interest at 10% per annum and matured in March 2017 and is currently past due.

The Company is currently in negotiations with the note holders to settle the past due notes payable.

NOTE 5 –Loan Payable –Stockholder

On September 17, 2014, the Company issued a promissory note to a stockholder for $45,000.  The note is unsecured and is due within ten days upon on the completion of an initial financing by the Company which is expected to be before the end of fiscal year 2017.

NOTE 6 – Warrants

The following schedule summarizes the changes in the Company’s outstanding warrants during the three months ended December 31, 2016:

	Warrants Outstanding	Exercise		Weighted Average Remaining	Aggregate	Weighted Average Exercise
	Number of	Price		Contractual	Intrinsic	Price
	Shares	per Share		Life	Value	per Share
Balance at September 30, 2016	10,000,000	$.05(1	) -	4.00 years	$0	$.05
Warrants Granted	–
Warrants Exercised	–
Warrants Expired	–
Balance at December 31, 2016	10,000,000	$.05(1)		3.75 years	$0	$.05

Exercisable December 31, 2016	10,000,000	$.05(1)		3.75 years	$0	$.05

(1)
In October 2015, the Company granted a financial consultant fully vested warrants to purchase up to 10,000,000 shares of common stock at an exercise price of $0.05 per share for a period of five years.

NOTE 7 – Related Party Transactions

Pursuant to a consulting agreement with a major stockholder of the Company, during the three months ended December 31, 2016 and 2015, the Company incurred $30,000 and $14,000 for services rendered and reported as part of Consulting and professional fees - Related Party in the accompanying Statement of Operations.

During the three months ended December 31, 2016 and 2015, the Company incurred $20,000 and $20,000, respectively for legal services rendered by a stockholder and officer of the Company and reported as part of Consulting and professional fees - Related Party in the accompanying Statement of Operations.

During the three months ended December 31, 2016 and 2015, the Company incurred an aggregate of $32,000 for services rendered by the two officers of the Company and was reported as part of Consulting and professional fees - Related Party in the accompanying Statement of Operations.

As of December 31, 2016 and September 30, 2016, the Company had accounts payable to our officers and the major stockholders in the amount of $414,000 and $338,000, respectively for unpaid consulting and professional fees.  These amounts are unsecured, non-interest bearing and due upon demand.

During the periods ended December 31, 2016 and 2015, the Company’s office facility has been provided without charge by one of the Company’s major stockholders. Such cost was not material to the financial statements and accordingly, have not been reflected therein.

NOTE 8 – Commitments and Contingencies

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

NOTE 9 – Subsequent Events

In March 2017, the Company issued 8,850,528 shares of common stock with a fair value of $266,000 to settle accounts payable and accounts payable to related parties totaling $277,000.  As a result, the Company will recognize a gain of $11,000 to account the difference between the fair value of the common shares issued and the accounts payable settled.  The shares were valued at the respective dates of settlement.

In June 2017, the Company issued note payable of $30,000 in exchange for cash.  The note is unsecured and bears interest rate of 20% per annum and will mature in January 2018.  As part of the note issuance, the Company issued 1 million shares of its common stock with a fair value of $8,000 as an inducement to the note holder.  The Company will account the fair value of the shares of common stock as a debt discount and will amortize it over the term of the note.

In June 2017, the Company issued a total of 2,000,000 shares of common stock with a fair value of $16,000 for services rendered.

These unaudited condensed consolidated financial statements should be read in conjunctions with the financial statements and notes thereto included in the Company's Form 10-Q for the periods ended March 31, 2017 and June 30, 2017 filed on August 31, 2017 with the Securities and Exchange Commission, which contains additional information of events subsequent to December 31, 2016.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our unaudited financial statements and related notes for the three months ended December 31, 2016. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

DraftClick is designed to assist in the fantasy sport player’s ability to monitor changes in betting lines, breaking news releases, injury reports, real-time discussions in sports forums, fan sentiment, historical matchup data and other sources of data by incorporating all of this information into prediction results.  These results are then presented using a tailored version of DraftClick's user interface which has been designed to enable seamless transition of player selections to fantasy game sites such as DraftKingsTM and FanDuelTM.  DraftClick uses over 40 types of algorithms and it uses over 100 player specific variables as input data points. The specific algorithms to use for each player each day is selected by the system based on the training data. The training data consists of thousands of historical contests where the outcome is known and the values of the data points are known before and after each contest. This so-called historical “back testing” is also used to establish proper confidence levels. As each day goes by, the set of training data increases by the outcomes for that day. We plan to launch DraftClick in the Fall of 2017.

Results of Operations

Comparison of Results of Operations for the Three months Ended December 31, 2016 and 2015

Below is a discussion of our operating results for the three months ended December 31, 2016, compared to our operating results during the comparable period in 2015. Net loss for the three months ended December 31, 2016, was $94,000 compared to net loss of $1,207,000 for the three months ended December 31, 2015. The decrease in net loss resulted from an decrease in operating expenses, as described below.

Operating Expenses.

	12/31/2016	12/31/2015	Change	% Change
Consulting and professional fees	$8,000	$1,141,000	$(1,133,000)	(99.3)%
Consulting fees – related party	82,000	66,000	16,000	24.2%
General and administrative	4,000	5,000	(1,000)	(20)%
Total Operating Expenses	$94,000	$1,212,000	$1,118,000	(92.2)%

For the three months ended December 31, 2016, Consulting and professional fees decreased by $1,133,000 as compared to the prior period as the majority of the December 31, 2015 consulting fees related to the grant of fully vested warrants to a financial consultant to purchase up to 10,000,000 shares of common stock at an exercise price of $0.05 per share for a period of five years.  The warrant exercise price is subject to certain reset provisions in case the Company will sell or issue similar instrument in the future at a price lower than $0.05 per share.  As result, these warrants were accounted for as a derivative liability with a fair value of $938,000 at the date of grant.  In addition, the Company also issued shares of common stock for services with a fair value of $138,000 during the period ended December 31, 2015. There were no shares of common stock issued for services or warrants granted in the current period.

For the three months ended December 31, 2016, Consulting – related party increased by $16,000 as compared to the prior period as additional finance and legal fees were incurred by the Company.

For the three months ended December 31, 2016 General and administrative expenses decreased by $1,000 as compared to the prior period  as the Company did not have the capital required and slowed down operations.

Other Expense.
	12/31/2016	12/31/2015	Change	% Change

Change in fair value of derivative liability	$-	$5,000	$(5,000)	(100)%
Total Other Expense	$-	$5,000	$(5,000)	(100)%

Change in fair value of derivative liability decreased by $5,000 as compared to the prior period as there was no derivative liability at December 31, 2016

Liquidity

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.  The Company has not yet generated any revenues, has incurred recurring net losses since inception and has a working capital deficiency.  During the three months ended December 31, 2016, the Company incurred a net loss of $94,000 and as of December 31, 2016, the Company had a working capital deficiency and stockholders’ deficit of $840,000.  These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. In addition, our independent auditors, in their report on our audited financial statements for the fiscal year ended September 30, 2016 expressed substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability of the Company to continue as a going concern.

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

Comparison of Cash Flows for the Three months Ended December 31, 2016 and 2015

 Cash totaled $0 at December 31, 2016 and 2015, respectively. The change in cash is as follows:

	12/31/2016	12/31/2015	Change
Cash Used in Operating Activities	$(15,000)	$-	$(15,000)
Cash Provided by Financing Activities	15,000	-	15,000
Increase (Decrease) in Cash	$-	$-	$-

Operating Activities

Cash used in operating activities in the three months ended December 31, 2016 was $15,000 as compared to cash used of $0 during the prior period, representing an increase in cash used in operating activities of $15,000 based on the operating results discussed above.

Financing Activities

Cash generated from financing activities during the three months ended December 31, 2016 was $15,000 as compared to $0 generated in the comparable period in 2015 representing an increase of $15,000. During the period ended December 31, 2016, the Company received proceeds from the issuance of promissory notes of $15,000.

Capital Resources

As of December 31, 2016, the Company does not have any material commitments for capital expenditures.

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

There were no stock options granted or issued during the three months ended December 31, 2016 and 2015.  There were no stock options outstanding as of December 31, 2016 and September 30, 2016.

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

As of December 31, 2016, the Company had 10 million stock warrants outstanding to purchase shares of common stock that were not included in the diluted net loss per common share because their effect would be anti-dilutive.

Recent Accounting Pronouncements

Recent Accounting Pronouncements applicable to the Company are discussed in notes the Financial Statements included elsewhere in this Form 10Q.

Off Balance Sheet Arrangements

As of December 31, 2016, the Company has no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended), as of December 31, 2016.  Based on that evaluation we have concluded that our disclosure controls and procedures were not effective as of December 31, 2016.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
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

As of December 31, 2016, management of the company conducted an assessment of the effectiveness of the company’s internal control over financial reporting.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  In the course of the assessment, material weaknesses were identified in the company’s internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management determined that fundamental elements of an effective control environment were missing or inadequate as of December 31, 2016.  The most significant issues identified were: 1) lack of segregation of duties due to very small staff and significant reliance on outside consultants, and 2) risks of executive override also due to lack of established policies, and small employee staff.  Based on the material weaknesses identified above, management has concluded that internal control over financial reporting was not effective as of December 31, 2016.  As the company’s operations increase, the company intends to hire additional employees in its accounting department.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no reportable events under this Item 3 during the three months ended December 31, 2016.

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

CLICKSTREAM CORP.

Date: August 31, 2017	By:	/s/ Nathan Bernard
Nathan Bernard, President and Interim Principal Executive Officer (Principal Executive Officer)

Date: August 31, 2017	By:	/s/ Michael Handelman
Michael Handelman, Chief Financial Officer
(Principal Financial and Accounting Officer)