Form 10-Q
period 2017-06-30
ClickStream Corp
filed 2017-08-31
CIK 1393548

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

CLICKSTREAM CORP.
FORM 10-Q

For the Quarterly Period Ended June 30, 2017

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CLICKSTREAM CORP.
Condensed Consolidated Balance Sheets

	June 30,	September 30,
	2017	2016
Assets:	(unaudited)
Current assets
Cash and cash equivalents	$-	$-
Total assets	$-	$-

Liabilities and Stockholders' Deficit:

Current liabilities
Accounts payable and accrued expenses	$215,000	$303,000
Accounts payable - related parties	378,000	338,000
Notes payable, net of discount of $7,000 and $0	48,000	10,000
Advances from stockholder	2,000	2,000
Liabilities assumed upon merger	48,000	48,000
Loan payable - stockholder	45,000	45,000
Total current liabilities	736,000	746,000

Commitments and Contingencies	-	-

Stockholders' Deficit:
Preferred stock, par value $0.001, 5,000,000 shares
authorized, no shares issued and outstanding as of June 30, 2017
and September 30, 2016, respectively	-	-
Common stock, par value $0.0001, 300,000,000 shares
authorized and 82,447,881 and 70,597,353 shares issued and
outstanding as of June 30, 2017 and September 30, 2016, respectively	8,245	7,060
Additional paid in capital	2,138,755	1,850,940
Accumulated deficit	(2,883,000)	(2,604,000)
Total stockholders' deficit	(736,000)	(746,000)
Total liabilities and stockholders' deficit	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

CLICKSTREAM CORP.
Condensed Consolidated Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$-	$-	$-	$-

Operating Expenses:
Consulting and professional fees	4,000	15,000	22,000	1,196,000
Consulting fees - related party	75,000	67,000	218,000	185,000
Research and development	-	31,000	36,000	31,000
General and administrative	4,000	13,000	11,000	23,000
Loss from Operations	83,000	126,000	287,000	1,435,000

Other (Income) Expense
Interest expense	3,000	-	3,000	-
Gain on settlement of debt	-	-	(11,000)	-
Change in fair value of derivative liability	-	(7,011,000)	-	267,000
Total Other (Income) Expense	3,000	(7,011,000)	(8,000)	267,000

Net Income (Loss)	$(86,000)	$6,885,000	$(279,000)	$(1,702,000)

Net income (loss) per share
Basic	$(0.00)	$0.11	$(0.00)	$(0.03)
Diluted	$(0.00)	$0.10	$(0.00)	$(0.03)

Weighted average common shares outstanding
Basic	79,836,770	62,111,665	73,775,061	61,860,753
Diluted	79,836,770	71,278,810	73,775,061	61,860,753

The accompanying notes are an integral part of these condensed consolidated financial statements.

Clickstream Corp.
Condensed Consolidated Statements of Stockholders' Deficit
For the Nine Months Ended June 30, 2017 (unaudited)

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, September 30, 2016	70,597,353	$7,060	$1,850,940	$(2,604,000)	$(746,000)

Common shares issued for settlement of
accounts payable and accrued expenses	2,129,195	213	63,787		64,000

Common shares issued for settlement of
accounts payable - related parties	6,721,333	672	201,328		202,000

Common shares issued for services	2,000,000	200	14,800		15,000

Common shares issued with note payable	1,000,000	100	7,900		8,000

Net Loss				(279,000)	(279,000)

Balance, June 30, 2017	82,447,881	$8,245	$2,138,755	$(2,883,000)	$(736,000)

The accompanying notes are an integral part of these condensed consolidated financial statements

CLICKSTREAM CORP.
Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended
	June 30,
	2017	2016
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(279,000)	$(1,702,000)
Adjustments to reconcile net loss to net cash
used in operating activities:
Fair value of derivative liability created upon issuance
of warrants for services	-	938,000
Gain on settlement of debt	(11,000)	-
Change in fair value of derivative liability	-	267,000
Amortization of debt discount	1,000	-
Fair value of common shares issued for services	15,000	138,000
Changes in operating liabilities
Increase in prepaid expenses	-	(10,000)
Decrease in accounts payable and accrued expenses	(13,000)	359,000
Increase in accounts payable - related parties	242,000	-
Net Cash Used in Operating Activities	(45,000)	(10,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance notes payable	45,000	10,000
Net Cash Provided by Financing Activities	45,000	10,000

Net (Decrease) Increase in Cash	-	-
Cash at Beginning of Period	-	-
Cash at End of Period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in settlement of debt	$266,000	$-
Common shares issued with note payable	$8,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLICKSTREAM CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended June 30, 2017 and 2016

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

The results of operations for the nine months ended June 30, 2017 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending September 30, 2017.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.  The Company has not yet generated any revenues, has incurred recurring net losses since inception and has a working capital deficiency.  During the nine months ended June 30, 2017, the Company incurred a net loss of $279,000 and as of June 30, 2017, the Company had a working capital deficiency and stockholders’ deficit of $736,000.  These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. In addition, our independent registered public accounting firm, in their report on our audited financial statements for the fiscal year ended September 30, 2016 expressed substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability of the Company to continue as a going concern.

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

During the period ended June 30, 2017, the Company issued similar notes payable in the aggregate of $45,000 in exchange for cash.  The notes are unsecured and bears interest at 10% and 20% per annum.  Two notes amounting to $15,000 matured in  March 2017 and one note amounting to $30,000 will mature in January 2018.  As part of the note issuance, the Company issued 1 million shares of its common stock with a fair value of $8,000 as an inducement to a note holder.  The Company accounted the fair value as a debt discount and is amortizing it over the term of the note.  In addition, the Company also accrued interest of $2,000 pursuant to the terms of the notes, and amortized $1,000 of the debt discount.

As of June 30, 2017, total outstanding balance of notes payable amounted to $55,000, accrued interest of $2,000 and unamortized debt discount of $7,000.  In addition, three notes payable totaling $25,000 are past due.  The Company is currently in negotiations with the note holders to settle the past due notes payable.

NOTE 5 –Loan Payable –Stockholder

On September 17, 2014, the Company issued a promissory note to a stockholder for $45,000.  The note is unsecured and is due within ten days upon on the completion of an initial financing by the Company which is expected to be completed before the end of 2017.

NOTE 6 – Stockholders’ Deficit

Common Stock

During the nine months ended June 30, 2017, the Company issued 2,129,195 shares of common stock with a fair value of $64,000 to settle accounts payable and accrued expense totaling $53,000.  As a result, the Company recognized a gain of $11,000 to account the difference between the fair value of the common shares issued and the accounts payable and accrued expenses settled.  The shares were valued at the respective dates of settlement.

During the nine months ended June 30, 2017, the Company issued 6,721,333 shares of common stock with a fair value of $202,000 to settle accounts payable to related parties totaling $202,000.  The shares were valued at the respective date of settlement.

During the period ended June 30, 2017, the Company issued 1,750,000 shares of common stock to officers of the Company and 250,000 shares of common stock to a consultant for a total of 2,000,000 shares of common stock with a fair value of $15,000.  The shares were issued for services rendered and was valued at the date of issuance.

During the period ended June 30, 2017, the Company issued 1,000,000 shares of common stock with a fair value of $8,000 as part of issuance of note payable (see Note 4).  The shares were valued at the date of issuance and recorded as a note discount.

NOTE 7 – Warrants

The following schedule summarizes the changes in the Company’s outstanding warrants during the nine months ended June 30, 2017:

	Warrants Outstanding	Exercise		Weighted Average Remaining	Aggregate	Weighted Average Exercise
	Number of	Price		Contractual	Intrinsic	Price
	Shares	per Share		Life	Value	per Share
Balance at September 30, 2016	10,000,000	$.05(1	) -	4.00 years	$0	$.05
Warrants Granted	-
Warrants Exercised	–
Warrants Expired	–
Balance at June 30, 2017	10,000,000	$.05(1)		3.25 years	$0	$.05

Exercisable June 30, 2017	10,000,000	$.05(1)		3.25 years	$0	$.05

(1)
In October 2015, the Company granted a financial consultant fully vested warrants to purchase up to 10,000,000 shares of common stock at an exercise price of $0.05 per share for a period of five years.

NOTE 8 – Related Party Transactions

Pursuant to a consulting agreement with a major stockholder of the Company, during the nine months ended June 30, 2017 and 2016, the Company incurred $90,000 and $65,000 for services rendered and reported as part of Consulting and professional fees - Related Party in the accompanying Statement of Operations.

During the nine months ended June 30, 2017 and 2016, the Company incurred $20,000 and $20,000, respectively for legal services rendered by a stockholder and officer of the Company and reported as part of Consulting and professional fees - Related Party in the accompanying Statement of Operations.

During the nine months ended June 30, 2017 and 2016, the Company incurred an aggregate of $94,000 and $100,000, respectively for services rendered by the two officers of the Company and was reported as part of Consulting and professional fees - Related Party in the accompanying Statement of Operations.

During the nine months ended June 30, 2017, the Company issued 1,750,000 shares of common stock with a fair value of $14,000 to officers and a major stockholder of the Company for services rendered and was reported as part of Consulting and professional fees - Related Party in the accompanying Statement of Operations.

During the period ended June 30, 2017, the Company issued 6,721,333 shares of common stock with a fair value of $202,000 to settle amount due to these officers and major stockholder totaling $202,000.  In addition, a total of $47,000 in unpaid fees to a consultant that were recorded in prior period as part of Accounts Payable and accrued expenses was reclassified as part of Accounts Payable – Related Party pursuant to the appointment of the consultant as an officer of the Company in June 2017.

As of June 30, 2017 and September 30, 2016, the Company had accounts payable to our officers and the major stockholders in the amount of $378,000 and $338,000, respectively for unpaid consulting and professional fees.   These amounts are unsecured, non-interest bearing and due upon demand.

During the periods ended June 30, 2017 and 2016, the Company’s office facility has been provided without charge by one of the Company’s major stockholders. Such cost was not material to the financial statements and accordingly, have not been reflected therein.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our unaudited financial statements and related notes for the three months ended June 30, 2017. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Results of Operations

Comparison of Results of Operations for the Three months Ended June 30, 2017 and 2016

Below is a discussion of our operating results for the three months ended June 30, 2017, compared to our operating results during the comparable period in 2016. Net loss for the three months ended June 30, 2017, was $86,000 compared to net income of $6,885,000 for the three months ended June 30, 2016. The increase in net loss resulted from a decrease in operating expenses, net of a decrease in other (income) expense as described below.

Operating Expenses.

	6/30/2017	6/30/2016	Change	% Change
Consulting and professional fees	$4,000	$15,000	$(11,000)	(73.3)%
Consulting fees – related party	75,000	67,000	8,000	12.0%
Research and development	-	31,000	(31,000)	N/A
General and administrative	4,000	13,000	(9,000)	(69.2)%
Total Operating Expenses	$83,000	$126,000	$(43,000)	(34.1)%

For the three months ended June 30, 2017, Consulting and professional fees decreased by $11,000 as compared to the prior period as  the Company did not incur finance and legal fees due to the Company not having the capital required and slowed down operations.

For the three months ended June 30, 2017, Consulting – related party increased by $8,000 as compared to the prior period as additional consulting fees were incurred by the Company.

For the three months ended June 30, 2017, Research and development decreased by $31,000 as compared to the prior period as the Company did not have the resources to perform additional work on the Company’s technology.

For the three months ended June 30, 2017 General and administrative expenses decreased by $9,000 as compared to the prior period  as the Company did not have the capital required and slowed down operations.

Other (Income) Expense.
	6/30/2017	6/30/2016	Change	% Change
Interest expense	$3,000	$-	$3,000	N/A
Change in fair value of derivative liability	-	(7,011,000)	(7,011,000)	(100.0)
Total Other Expense	$3,000	$(7,011,000)	$(7,008,000)	(99.9)

Interest expense increased by $3,000 as compared to the prior period as the Company issued new notes payable during the nine months ended June 30, 2017.

Change in fair value of derivative liability decreased by $7,011,000 as compared to the prior period as there was no derivative liability at June 30, 2017.

Comparison of Results of Operations for the Nine months Ended June 30, 2017 and 2016

Below is a discussion of our operating results for the nine months ended June 30, 2017, compared to our operating results during the comparable period in 2016. Net loss for the nine months ended June 30, 2017, was $279,000 compared to net loss of $1,702,000 for the nine months ended June 30, 2016. The decrease in net loss resulted from a decrease in operating expenses, as described below.

Operating Expenses.

	6/30/2017	6/30/2016	Change	% Change
Consulting and professional fees	$22,000	$1,196,000	$(1,174,000)	(98.2)%
Consulting fees – related party	218,000	185,000	33,000	17.8%
Research and development	36,000	31,000	5,000	16.1%
General and administrative	11,000	23,000	(12,000)	(52.2)%
Total Operating Expenses	$287,000	$1,435,000	$(1,148,000)	(80.0)%

For the nine months ended June 30, 2017, Consulting and professional fees decreased by $1,174,000 as compared to the prior period as the majority of the June 30, 2016 consulting fees related to the grant of fully vested warrants to a financial consultant to purchase up to 10,000,000 shares of common stock at an exercise price of $0.05 per share for a period of five years.  The warrant exercise price is subject to certain reset provisions in case the Company will sell or issue similar instrument in the future at a price lower than $0.05 per share.  As result, these warrants were accounted for as a derivative liability with a fair value of $938,000 at the date of grant.  In addition, the Company also issued shares of common stock for services with a fair value of $138,000 during the period ended June 30, 2016. There were no shares of common stock issued for services or warrants granted in the current period.

For the nine months ended June 30, 2017, Consulting – related party increased by $33,000 as compared to the prior period as additional consulting fees were incurred by the Company.

For the nine months ended June 30, 2017, Research and development increased by $5,000 as compared to the prior period as the Company used resources to perform additional work on the Company’s technology

For the nine months ended June 30, 2017 General and administrative expenses decreased by $12,000 as compared to the prior period  as the Company did not have the capital required and slowed down operations.

Other (Income) Expense.
	6/30/2017	6/30/2016	Change	% Change
Gain on settlement of debt	$(11,000)	-	(11,000)	N/A
Interest expense	3,000	-	3,000	N/A
Change in fair value of derivative liability	-	(267,000)	267,000	(100.0)
Total Other Expense	$(8,000)	$(267,000)	$259,000	(99.9)

Gain on settlement of debt increased by $11,000 as compared to the prior period as the Company issued common shares for settlement of accounts payable and recorded a gain on the transaction. There was no such transaction in the prior period.

Interest expense increased by $3,000 as compared to the prior period as the Company issued new promissory notes during the nine months ended June 30, 2017.

Change in fair value of derivative liability decreased by $267,000 as compared to the prior period as there was no derivative liability at June 30, 2017.

Liquidity

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.  The Company has not yet generated any revenues, has incurred recurring net losses since inception and has a working capital deficiency.  During the nine months ended June 30, 2017, the Company incurred a net loss of $279,000 and as of June 30, 2017, the Company had a working capital deficiency and stockholders’ deficit of $736,000.  These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. In addition, our independent auditors, in their report on our audited financial statements for the fiscal year ended September 30, 2016 expressed substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability of the Company to continue as a going concern.

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

Comparison of Cash Flows for the Nine months Ended June 30, 2017 and 2016

 Cash totaled $0 at June 30, 2017 and 2016, respectively. The change in cash is as follows:

	6/30/2017	6/30/2016	Change
Cash Used in Operating Activities	$(45,000)	$(10,000)	$(35,000)
Cash Provided by Financing Activities	45,000	10,000	35,000
Increase (Decrease) in Cash	$-	$-	$-

Operating Activities

Cash used in operating activities in the nine months ended June 30, 2017 was $45,000 as compared to cash used of $10,000 during the prior period, representing an increase in cash used in operating activities of $35,000 based on the operating results discussed above.

Financing Activities

Cash generated from financing activities during the nine months ended June 30, 2017 was $45,000 as compared to $10,000 generated in the comparable period in 2016 representing an increase of $35,000. During the period ended June 30, 2017, the Company received proceeds from the issuance of notes payable of $45,000. During the period ended June 30, 2016, the Company received proceeds from the issuance of notes payable of $10,000.

Capital Resources

As of June 30, 2017, the Company does not have any material commitments for capital expenditures.

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

There were no stock options granted or issued during the nine months ended June 30, 2017 and 2016.  There were no stock options outstanding as of June 30, 2017 and September 30, 2016.

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

As of June 30, 2017, the Company had 10 million stock warrants outstanding to purchase shares of common stock that were not included in the diluted net loss per common share because their effect would be anti-dilutive.

Recent Accounting Pronouncements

Recent Accounting Pronouncements applicable to the Company are discussed in notes the Financial Statements included elsewhere in this Form 10Q.

Off Balance Sheet Arrangements

As of June 30, 2017, the Company has no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended), as of June 30, 2017.  Based on that evaluation we have concluded that our disclosure controls and procedures were not effective as of June 30, 2017.

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

As of June 30, 2017, management of the company conducted an assessment of the effectiveness of the company’s internal control over financial reporting.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  In the course of the assessment, material weaknesses were identified in the company’s internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management determined that fundamental elements of an effective control environment were missing or inadequate as of June 30, 2017.  The most significant issues identified were: 1) lack of segregation of duties due to very small staff and significant reliance on outside consultants, and 2) risks of executive override also due to lack of established policies, and small employee staff.  Based on the material weaknesses identified above, management has concluded that internal control over financial reporting was not effective as of June 30, 2017.  As the company’s operations increase, the company intends to hire additional employees in its accounting department.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no reportable events under this Item 3 during the three months ended June 30, 2017.

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