Form 10-K
period 2021-09-30
ClickStream Corp
filed 2022-02-11
CIK 1393548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2021

For the transition period from _________ to _________

Commission File Number: 000-52944

Clickstream Corporation

 (Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of

 incorporation or organization)

46-5582243

(I.R.S. Employer

Identification No.)

8549 Wilshire Boulevard, Suite 2181, Beverly Hills, CA 90211

(213) 205-0684

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registry
Common	CLIS	N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report  ☐

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Approximate aggregate market value of registrant’s common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such equity as of the close of business on March 31, 2021, was $49,036,584.

As of January 15, 2022, there were 307,785,338 shares of common stock outstanding ..

Documents Incorporated by Reference

None.

2

Cautionary Note on Forward-Looking Statements

This annual report on form 10-K (“Annual Report”) contains forward-looking statements. Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown that could cause actual results and developments to differ materially from those expressed or implied in such statements.

All statements other than historical facts contained in this Annual Report, including statements regarding our future financial position, capital expenditures, cash flows, business strategy and plans and objectives of management for future operations are forward-looking statements. The words “anticipated,” “believe,” “expect,” “plan,” “intend,” “seek,” “estimate,” “project,” “could,” “may,” and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, our ability to raise additional capital to fund our operations, market acceptance of our products, our dependence on licenses for certain of our products, our reliance on the expected growth in demand for our products, development of a public trading market for our securities, and various other matters, many of which are beyond our control.

Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. Consequently, all of the forward-looking statements made in this Annual Report are qualified by these cautionary statements and accordingly there can be no assurances made with respect to the actual results or developments. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Unless expressly indicated or the context requires otherwise, the terms “Company,” “we,” “us,” and “our” in this document refer to Clickstream Corporation, a Nevada corporation, and, our wholly owned subsidiaries, as defined under Part I, Item 1-“Business” in this Annual Report.

PART I

Item 1. Business

Description of Our Business

Our corporate history

We were incorporated in Nevada on September 30, 2005, and previously operated under the name of Peak Resource Incorporated. In August 2008, we changed our name to “Mine Clearing Corporation”. We had been operating as an exploration division in the mining sector until May 2014. On May 2, 2014, we acquired all of the shares of Clickstream Corporation, a Nevada corporation. Subsequent to the acquisition, we were operating as a data analytics tool developer and had sought to further develop and exploit our data analytics technology and proprietary algorithms. Currently, we are a technology company focused on developing apps and digital platforms that disrupt conventional industries. We’re currently marketing and developing WinQuik, HeyPal, Nifter & Joey’s Animal Kingdom respectively.

The address of our virtual executive office is 8549 Wilshire Blvd., Suite 2181, Beverly Hills, California 90211, and our telephone number is (213) 205-0684.

Overview

Over the last few years, there has been a substantial increase in the availability and quality of applications readily available from sources such as Google Play Store and Apple Play Store for various types of gaming. The initial objective of the Company is to develop apps and digital platforms that disrupt conventional industries. The Company is currently marketing and developing WinQuik™, HeyPal™, Nifter™ and Joeys Animal Kingdon™ respectively. WinQuik™, is a free-to-play synchronized mobile app and digital gaming platform. The platform is designed to enable WinQuik™ users to have fun, interact and compete in order to win real money and prizes. WinQuik™ website is currently under construction as ClickStream considers revamping the Platform to give it a new improved form, structure and appearance. HeyPal™, a unit of our subsidiary Nebula Software Corp., is a language learning app that focuses on “language exchanging” between users around the world. Nifter™, by way of ClickStream subsidiary Rebel Blockchain Inc., is a music NFT marketplace that allows artists to create, sell and discover unique music and sound NFTs on the Nifter™ marketplace. Joey’s Animal Kingdom™ is a children’s entertainment and education app that takes kids all around this amazing planet to see incredible animals and creatures.

In September 2021, the Company acquired approximately 53% of Winners, Inc. (WNRS) which together with its prior holdings gives an approximate 55% interest in the common stock of WNRS. Due to the existence of super-voting preferred stock of WNRS, the Company has a vote of approximately 5%. However, management has concluded that Winners, Inc and its subsidiary VegasWinners, Inc. should be considered as an investment in equity method investee.

Business Plan

The company currently has four product lines.

WinQuik™, is a free-to-play synchronized mobile app and digital gaming platform. The platform is designed to enable WinQuik™ users to have fun, interact and compete in order to win real money and prizes. WinQuik™ website is currently under construction as we consider revamping the platform to give it a new improved form, structure and appeal.

HeyPal™, by way of ClickStream subsidiary Nebula Software Corp., is a language learning app that focuses on “language exchanging” between users around the world. As opposed to quizzes, flash cards and other traditional language studying tools, HeyPal™’s approach to helping its users learn a new language is by matching them together with native speakers of their target language. For example, if User A speaks English, and wants to learn French, HeyPal™ will match the user with User B who speaks fluent French and wishes to learn English. This approach makes the language learning process more fun, engaging, and encourages faster learning speed. HeyPal™ also has many social media features, including posts and media uploading to “language boards”, allowing users to post original content and be immersed completely in the language they are learning. Nebula intends to monetize HeyPal™ by integrating a unique and effective premium subscription model that will allow users to gain access to certain features that will enhance their social language experience. For more information about HeyPal™, please visit website at www. heypalapp.com and social media on Instagram: https://www.instagram.com/heypalapp/ Instagram:

Nifter™

On March 19, 2021, we acquired Rebel Blockchain, Inc., which is the creator of Nifter™, a marketplace for non-fungible tokens on the Ethereum blockchain. At the time of the acquisition, Rebel Blockchain had nominal assets and no operations. The development of the platform will include front-end, back-end and blockchain smart-contract development, and, upon launch, the platform will be “live” for users to access and use the platform It is expected that as of the launch Rebel Blockchain will have no customers or commitments from customers.

Joey’s Animal Kingdom™:

On or about April 14, 2020, we formed Joey’s Animal Kingdom™, a children’s entertainment and education app that takes kids all around this amazing planet to see incredible animals and creatures. WOWEEAPP.COM is not just a place to watch videos and learn about animals, but it has many other features such as live quizzes and games as well as kid profiles and VS games. Joey is a little boy who lives in the jungle with his pet and best friend, Mochi, a chimpanzee. Joey has spent his younger life traveling the world with his parents’ visiting zoos and helping animals all around the world. His passion for animals has now led him to help educate other kids about the amazing planet we live on and all the animals that need our help!

Litigation

We are not engaged in any litigation at the date of this Annual Report. We may be engaged in litigation from time to time in the normal course of business, including claims for injury and damage alleged to be caused by use of our planned products.

Properties

We do not own or lease any offices at this time other than a “virtual office” at the address set forth on the cover page of this Annual Report. We plan to lease general office space sufficient for our current needs and additional needs of additional personnel in the foreseeable future.

Governmental and Industry Regulation

We are subject to federal and state laws and regulations that relate directly or indirectly to our operations, including privacy laws and federal securities laws.

Compliance with Environmental Laws

Our current operations are not subject to any environmental laws.

EMPLOYEES AND HUMAN CAPITAL

We currently have three part-time employees and no full-time employees. Michael Handelman has been appointed our Secretary and Chief Financial Officer, Frank Magliochetti has been appointed our Chief Executive Officer, and Thomas Terwilliger has been appointed our Controller, with each such individual retained on an independent contractor basis. Each of Messrs. Handelman, Magliochetti, and Terwilliger work at their own offices, make their own schedules and work with other clients. Messrs. Handelman, Magliochetti and Terwilliger spend approximately 20 hours per week on our matters with the expectation that Mr. Magliochetti’s and Mr. Handelman’s time commitment will increase as our business grows. However, we do plan to hire a full-time Chief Executive Officer when we have the financial resources to do so.

We have relied and plan on continuing to rely on independent organizations, advisors and consultants to perform certain services for us, including handling substantially all aspects of regulatory approval, product development, marketing, and sales. Such services may not always be available to us on a timely basis or at costs that we can afford. Our future performance will depend in part on our ability to successfully integrate newly hired officers and to engage and retain consultants, as well as our ability to develop an effective working relationship with our management and consultants.

Item 1A. Risk Factors

The following factors, as well as factors described elsewhere in this Form 10-K, or in other filings by the Company with the Securities and Exchange Commission, could adversely affect the Company’s consolidated financial position, results of operations or cash flows. Other factors not presently known to us or that we presently believe are not material could also affect our business operations and financial results.

Risks Relating to our Business Model

Our lack of operating history makes it difficult for you to evaluate the merits of purchasing our common stock.

We are a development-stage enterprise with four product lines. WinQuikTM, our synchronized mobile app and digital gaming platform, is currently being revamped. HeyPalTM, our language learning app, has been launched in several countries. Nifter™, a marketplace for non-fungible tokens, has been publicly launched. Joey’s Animal Kingdom™, a children’s entertainment and education app, is currently under development. Our lack of sales does not provide a sufficient basis for you to assess our business and prospects. You have no assurance we will be able to generate sufficient revenues from our business to reach a break-even level or to become profitable in future periods. Without sufficient revenues, we may be unable to create value in our common stock, to pay dividends and to become a going concern. We are subject to the risks inherent in any new business with a new product in a highly competitive marketplace. You must consider the likelihood of our success in light of the problems, uncertainties, unexpected costs, difficulties, complications and delays frequently encountered in developing and expanding a new business and the competitive environment in which we plan to operate. If we fail to successfully address these risks, our business, financial condition, and results of operations would be materially harmed. Your purchase of our common stock should be considered a high risk investment because of our unseasoned, early stage business which may likely encounter unforeseen costs, expenses, competition, and other problems to which such businesses are often subject.

If we lose key personnel or are unable to attract and retain qualified personnel, our business could be harmed and our ability to compete could be impaired.

Our success will depend to a significant degree upon the contributions of our management team which we will need to build. If we lose the services of one or more of our key members, we may be unable to achieve our business objectives. Additionally, we may be unable to attract and retain personnel with the advanced technical qualifications or managerial experience necessary for the development of our business and planned expansion into areas and activities requiring additional expertise, due to intense competition for qualified personnel among technology-based businesses.

Our results of operations may be negatively impacted by the coronavirus outbreak.

In March 2020, the World Health Organization declared that the rapidly spreading COVID-19 outbreak (the Pandemic”) was a global pandemic. In response, many governments around the world have implemented, and continue to implement a variety of measures to reduce the spread of the Pandemic, including travel restrictions and bans, instructions, or orders to practice social distancing, quarantine advisories, shelter-in-place restrictions and bans and closures of businesses. These measures have materially adversely affected and will further adversely affect consumer sentiment and discretionary spending patterns, economies, and financial markets. Our financial results and prospects are dependent on the sale of services to consumers, and our results subsequent to March 31, 2020 may be significantly and negatively impacted. Due to the uncertain and rapidly evolving nature of conditions around the world, we are unable to predict the impact of the Pandemic on our business going forward.

Risk of expanding operations and management of growth.

We expect to experience rapid growth which will place a significant strain on our financial and managerial resources. In order to achieve and manage growth effectively, we must establish, improve, and expand our operational and financial management capabilities. Moreover, we will need to increase staffing and effectively train, motivate, and manage our employees. Failure to manage growth effectively could harm our business, financial condition, or results of operations.

Operating results may significantly fluctuate from quarter to quarter and year to year.

We expect that a significant portion of our revenues for the foreseeable future will be from sponsorships and advertising as well as subscriptions. The timing of revenue in the future will depend to some extent upon the signing of sponsorship deals and the obtaining of advertising. In any one fiscal quarter we may receive multiple or no payments from our sponsors or advertisers. As a result, operating results may vary substantially from quarter to quarter, and thus from year to year. Revenue for any given period may be greater or less than revenue in the immediately preceding period or in the comparable period of the prior year.

If we are unable to hire qualified personnel, our ability to implement our business strategy and our operating results will likely be materially adversely affected.

Our personnel are now limited to two executive officers. We must hire significant additional numbers of qualified personnel if we are to achieve our business plan. Salary and benefits of such additional personnel can be expected to place significant stress on our financial condition. And the availability of such qualified personnel may be limited. You have no assurance we will be able to attract and retain qualified personnel in sufficient numbers to adequately staff our business operations.

If we are unable to effectively manage our growth, our ability to implement our business strategy and our operating results will likely be materially adversely affected.

Implementation of our business plan will likely place a significant strain on our management who must develop administrative, operating, and financial infrastructures. To manage our business and planned growth effectively, we must successfully develop, implement, maintain, and enhance our financial and accounting systems and controls, identify, hire, and integrate new personnel and manage expanded operations. Our failure to do so could either limit our growth or cause our business to fail.

Because we have only recently introduced our products and services, you have limited information upon which you can evaluate our business.

We have only recently launched our products but not yet generating any revenues. Accordingly, you cannot evaluate our business based on operating history as an indication of our future performance. As a young company in the rapidly evolving online entertainment, education, and social interaction market, we face risks and uncertainties relating to our ability to successfully implement our business plan. These risks include our ability to:

●	develop and expand our content and services;

●	attract an audience to our Web sites;

●	develop strategic relationships; and

●	develop and upgrade our technology.

If we are unsuccessful in addressing these risks and uncertainties, we will not be able to successfully implement our business plan and our stock price will decline.

We may fail to meet market expectations because of fluctuations in our quarterly operating results which would cause our stock price to decline.

Our revenues and costs will be difficult to predict. This is likely to result in significant fluctuations in our quarterly results. Because of our lack of operating history, we anticipate that securities analysts and investors will have difficulty in accurately forecasting our results. It is possible that our operating results in some quarters will be below market expectations. In this event, the price of our common stock is likely to decline.

The following are among the factors that could cause significant fluctuations in our operating results:

●	the number of users on, and the frequency of their use of, our Web sites;

●	our ability to attract and retain advertisers and sponsors;

●	the expiration or termination of our strategic relationships;

●	system outages, delays in obtaining new equipment or problems with planned upgrades;

●	our ability to successfully expand our online entertainment offerings beyond the games and game show sector;

●	the introduction of new or enhanced services by us or our competitors;

●	changes in our advertising rates or advertising rates in general, both on and off the Internet;

●	changes in general economic and market conditions, including seasonal trends, that have an impact on the demand for Internet advertising; and

●	The number and frequency of in-app purchases.

We may not be able to adjust our operating expenses in order to offset any unexpected revenue shortfalls.

Our operating expenses will be based on our expectations of our future revenues. We intend to expend significant amounts in the short term, particularly to build brand awareness. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. If we fail to substantially increase our revenues, then our financial condition and results of operations would be materially adversely affected.

If we do not develop and enhance our brand, we will not be able to establish our customer base or build our revenues.

The development of our brand is critical to our ability to establish our user base and build our revenues. In order to attract users and advertisers, we intend to expend funds for creating and maintaining brand loyalty. We plan to use a combination of social media, print and Web-based advertising to promote our brand. If we fail to advertise and market our brand effectively, we will lose users and our revenues will decline.

Our success in promoting and enhancing our brand will also depend on our success in providing high quality content, features and functions that are attractive and entertaining to users of online game shows and multi-player games as well as educational and social interaction. If visitors to our Web sites, users, advertisers, or sponsors do not perceive our services to be of high quality, the value of the brand could be diminished, we will lose users and our revenues will decline.

Our advertising pricing model, which is based partly on the number of advertisements delivered to our users, may not be successful.

Different pricing models are used to sell advertising on the Internet. The models we adopt may prove to not be the most profitable. To the extent that we do not meet the minimum guaranteed impressions that we may be required to deliver to users under our advertising contracts, we defer recognition of the corresponding revenues until we achieve the guaranteed impression levels. To the extent that minimum guaranteed impression levels are not achieved, we may be required to provide additional impressions after the contract term, which would reduce our advertising inventory in subsequent periods.

In addition, since advertising impressions may be delivered to a user’s Web browser without regard to user activity, advertisers may decide that a pricing model based on user activity is preferable. As a result, we cannot accurately project our future advertising rates and revenues. If we are unable to adapt to new forms of Internet advertising or we do not adopt the most profitable form, our advertising revenues could be adversely affected.

We may not be able to track the delivery of advertisements on our network in a way that meets the needs of our advertisers.

It is important to our advertisers that we accurately measure the delivery of advertisements on our network and the demographics of our user base. Companies may choose to not advertise on our Web sites or may pay less for advertising if they do not perceive our ability to track and measure the delivery of advertisements to be reliable. We depend on third parties to provide us with many of these measurement services. If they are unable to provide these services in the future, we would need to perform them ourselves or obtain them from another provider. We could incur significant costs or experience interruptions in our business during the time we are replacing these services. In addition, if successful, legal initiatives related to privacy concerns could also prevent or limit our ability to track advertisements.

Our business may suffer if we have difficulty retaining users on our Web sites.

Our business and financial results are also dependent on our ability to retain users on our Web sites. In any particular month, many of the visitors to our sites may not be registered users and many of our registered users may not visit our sites. We believe that intense competition will cause some of our registered users to seek online entertainment on other sites and spend less time on our sites. It will be relatively easy for our users to go to competing sites and we cannot be certain that any steps we take will maintain or improve our retention of users. In addition, some new users may decide to visit our Web sites out of curiosity regarding the Internet and may later discontinue using Internet entertainment services. If we are unable to retain our user base, the demand for advertising on our Web sites may decrease and our revenues may decline.

We face risks associated with international operations.

We currently plan to operate outside the United States.

Our business internationally will be subject to a number of risks. These include:

●	linguistic and cultural differences;

●	inconsistent regulations and unexpected changes in regulatory requirements;

●	differing technology standards that would affect the quality of the presentation of our games to our users;

●	potentially adverse tax consequences;

●	wage and price controls;

●	political instability and social unrest;

●	uncertain demand for electronic commerce;

●	uncertain protection of our intellectual property rights; and

●	imposition of trade barriers.

We have no control over many of these matters and any of them may adversely affect our ability to conduct our business internationally.

Currency fluctuations and exchange control regulations may adversely affect our business.

Our reporting currency is the United States dollar. Our customers outside the United States, however, will be generally billed in local currencies. Our accounts receivable from these customers and overhead assets will decline in value if the local currencies depreciate relative to the United States dollar. Although we may enter into hedging transactions, we may not be able to do so effectively. In addition, any currency exchange losses that we suffer may be magnified if we become subject to exchange control regulations restricting our ability to convert local currencies into United States dollars.

Competition in the online entertainment, education and social interaction industry are intense and a failure to adequately respond to competitive pressure could result in lower revenues.

There are many companies that provide Web sites and online destinations targeted to audiences seeking various forms of entertainment, education, and social interaction content. All of these companies will compete with us for visitor traffic, advertising dollars and sponsorships. This competition is intense and is expected to increase significantly in the future as the number of entertainment- education and social interaction oriented Web sites continue to grow. Our success will be largely dependent upon the perceived value of our content relative to other available entertainment alternatives, both online and elsewhere.

Increased competition could result in:

●	lower profit margins;

●	lower advertising or sponsorship rates;

●	loss of visitors or visitors spending less time on our sites;

●	reduced page views or advertising impressions; and

●	loss of market share.

Many of our potential competitors, in comparison to us, have:

●	longer operating histories;

●	greater name recognition in some markets;

●	larger customer bases; and

●	significantly greater financial, technical, and marketing resources.

These competitors may also be able to:

●	undertake more extensive marketing campaigns for their brands and services;

●	adopt more aggressive advertising pricing policies;

●	use superior technology platforms to deliver their products and services; and

●	make more attractive offers to potential employees, distribution partners, sponsors, advertisers, and third-party content providers.

Our plans to expand our entertainment education and social interaction businesses beyond our core game show sites and education-social interaction platform may not be successful.

We cannot predict whether we will be able to successfully expand into online entertainment, education, and social interaction businesses other than as set forth in our business plan described below. Expanding our business will require us to expend significant amounts of capital to be able to contend with competitors that have more experience than we do in these businesses and may also have greater resources to devote to these businesses. Also, our management may have to divert a disproportionate amount of its attention away from our day-to-day core business and devote a substantial amount of time expanding into new areas. If we are unable to effectively expand our business or manage any such expansion, our financial results will suffer, and our stock price will decline.

If we are not able to adapt as Internet technologies and customer demands continue to evolve, we may become less competitive, and our business will suffer.

We must adapt to rapidly evolving Internet technologies by continually enhancing our existing services and introducing new services to address our customers’ changing demands. We expect to incur substantial costs in modifying our services and infrastructure and in recruiting and hiring experienced technology personnel to adapt to changing technology affecting providers of Internet services. If we cannot hire the necessary personnel or adapt to these changes in a timely manner or at all, we will not be able to meet our users’ demands for increasingly sophisticated entertainment and we will become less competitive. As a result, our revenues would decline, and our business will suffer.

Changes in government regulation could adversely affect our business.

Changes in the legal and regulatory environment that pertains to the Internet could result in a decrease in our revenues and an increase in our costs. New laws and regulations may be adopted. Existing laws may be applied to the Internet and new forms of electronic commerce. New and existing laws may cover issues like:

●	sales and other taxes;

●	pricing controls;

●	characteristics and quality of products and services;

●	consumer protection;

●	cross-border commerce;

●	libel and defamation; and

●	copyright, trademark, and patent infringement.

Customer uncertainty and new regulations could increase our costs and prevent us from delivering our products and services over the Internet. It could also slow the growth of the Internet significantly. This could delay growth in demand for our products and limit the growth of our revenues.

Our games and game shows are subject to gaming regulations that are subject to differing interpretations and legislative and regulatory changes that could adversely affect our ability to grow our business.

We operate online games of skill and chance that are regulated in many jurisdictions and, in connection therewith, we will reward prizes to the participants. The selection of prize winners is sometimes based on chance, although none of our games requires any form of monetary payment. The laws and regulations that govern our games, however, are subject to differing interpretations in each jurisdiction and are subject to legislative and regulatory change in any of the jurisdictions in which we offer our games. If such changes were to happen, we may find it necessary to eliminate, modify or cancel components of our products that could result in additional development costs and the possible loss of revenue.

User concerns and government regulations regarding privacy may result in a reduction in our user traffic.

Web sites sometimes place identifying data, or cookies, on a user’s hard drive without the user’s knowledge or consent. Our company and many other Internet companies use cookies for a variety of different reasons, including the collection of data derived from the user’s Internet activity. Any reduction or limitation in the use of cookies could limit the effectiveness of our sales and marketing efforts. Most currently available Web browsers allow users to remove cookies at any time or to prevent cookies from being stored on their hard drive. In addition, some privacy advocates and governmental bodies have suggested limiting or eliminating the use of cookies. For example, the European Union and the State of California recently adopted privacy regulations that would limit the collection and use of information regarding Internet users. These efforts will limit our ability to target advertising or collect and use information regarding the use of our Web sites, which would reduce our revenues. Fears relating to a lack of privacy could also result in a reduction in the number of our users.

We may be liable for the content we make available on the Internet.

We plan to make content available on our Web sites and on the Web sites of our advertisers and distribution partners. The availability of this content could result in claims against us based on a variety of theories, including defamation, obscenity, negligence, copyright, or trademark infringement. We could also be exposed to liability for third-party content accessed through the links from our sites to other Web sites. We may incur costs to defend ourselves against even baseless claims and our financial condition could be materially adversely affected if we are found liable for information that we make available. Implementing measures to reduce our exposure to this liability may require us to spend substantial resources and limit the attractiveness of our service to users.

The technical performance of our Web sites will be critical to our business and to our reputation.

The computer systems that will support our Web sites will be acquired and maintained by us at significant expense. We may not be able to successfully design and maintain our systems in the future. We also will license communications infrastructure software. Any system failure, including network, software, or hardware failure, that causes an interruption in our service or a decrease in responsiveness of our Web sites, could result in reduced user traffic and reduced revenue. We may experience slower response times and interruptions in service because of equipment or software down time related to the high volume of traffic on our Web sites and our need to deliver frequently updated information to our users. We cannot assure you that we will be able to expand our systems to adequately accommodate our growing user base. We could also be affected by computer viruses, electronic break-ins from unauthorized users, or other similar disruptions or attempts to penetrate our online security systems. Any secure provider system disruption or failure, security breach or other damage that interrupts or delays our operations could harm our reputation and cause us to lose users, advertisers and sponsors and adversely affect our business and operations.

Our users will depend on Internet service providers, online service providers and other Web site operators for access to our Web sites. These providers have had interruptions in their services for hours and, in some cases, days, due to system failures unrelated to our systems. Any future interruptions would be beyond our control to prevent and could harm our reputation and adversely affect our business.

We may be unable to protect our intellectual property rights and we may be liable for infringing the intellectual property rights of others.

We do not currently maintain patents on our technology and others may be able to develop similar technologies in the future. We regard our copyrights, service marks, trademarks, trade secrets and other intellectual property that we will develop as critical to our success. We will rely on trademark and copyright law, trade secret protection and confidentiality and license agreements with our employees, customers, partners, and others to protect our intellectual property rights. Unauthorized use of our intellectual property by third parties may adversely affect our business and our reputation. It may be possible for third parties to obtain and use our intellectual property without authorization. Furthermore, the validity, enforceability, and scope of protection of intellectual property in Internet-related industries is uncertain and still evolving. Our multi-user games will run on proprietary software systems developed by us at significant expense. Nonetheless, we do not plan to maintain patents on our technology and others may be able to develop similar technologies in the future.

We cannot be certain that our products will not infringe valid patents, copyrights, trademarks, or other intellectual property rights held by third parties. We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. Disputes concerning the ownership of rights to use intellectual property could be costly and time consuming to litigate, may distract management from other tasks of operating our business, and may result in our loss of significant rights and the loss of our ability to effectively operate our business.

Risks relating to our Capital Structure and Potential Management Conflicts

Our charter documents and Nevada law may inhibit a takeover that stockholders may consider favorable.

Provisions in our charter and bylaws may have the effect of delaying or preventing a change of control or changes in our management that stockholders consider favorable or beneficial. If a change of control or change in management is delayed or prevented, the market price of our common stock could decline.

We do not plan to pay dividends in the foreseeable future, and, as a result, stockholders will need to sell shares to realize a return on their investment.

We have not declared or paid any cash dividends on our capital stock since inception. We intend to retain any future earnings to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Consequently, you will need to sell your shares of common stock in order to realize a return on your investment and you may not be able to sell your shares at or above the price you paid for them.

Our Series A Convertible Preferred Stock contains Anti-Dilution Protection and Super Voting Rights

The holders of our Series A Convertible Preferred Stock have anti-dilution rights protecting their interest in the company from the issuance of any additional shares of capital stock for a two year period following conversion of the Preferred Common Stock calculated at the rate of 80% on a fully diluted basis. The anti-dilution provision may have the effect of making it more difficult for the Company to raise funds for the period that such provision is in effect. Additionally, we have 4,000,000 shares of our Series A Preferred Stock outstanding with each share of Preferred Stock entitled to vote on the basis of 100 times each share of our common stock. Based on 307,785,338 shares of common stock currently outstanding, the holders of our Series A Preferred Stock have the power to control the vote on all matters submitted to a vote of our stockholders including for election of directors.

We will need to raise additional capital that may not be available on acceptable terms.

We will require substantial additional capital over the next several years in order to implement our business plan. We expect capital outlays and operating expenditures to increase as we expand our product offerings and marketing activities. Our business or operations may change in a manner that would consume available funds more rapidly than anticipated, and substantial additional funding may be required to maintain operations, fund expansion, develop new or enhanced products or services, acquire complementary products, businesses or technologies, or otherwise respond to competitive pressures and opportunities.

We plan to raise additional capital through a variety of sources, including the public equity markets, additional private equity financings, collaborative arrangements and/or private debt financings. Additional capital may not be available on terms acceptable to us, if at all. If additional capital is raised through the issuance of equity securities, our stockholders will experience dilution, and such securities may have rights, preferences, or privileges senior to those of the holders of our common stock. If we raise additional capital through the issuance of debt securities, the debt securities would have rights, preferences, and privileges senior to holders of common stock, and the terms of that debt could impose restrictions on our operations.

We note that there is significant uncertainty from the affect that the novel coronavirus may have on the availability, cost, and type of financing.

If you invest in our stock, your investment may be disadvantaged by future funding, if we are able to obtain it.

To the extent we obtain funding by issuance of common stock or securities convertible into common stock, you may suffer significant dilution in percentage of ownership and, if such issuances are below the then value of stockholder equity, in stockholder equity per share. In addition, any debt financing we may secure could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital with which to pursue our business plan, and to pay dividends. You have no assurance we will be able to obtain any additional financing on terms favorable to us, if at all.

The trading in our shares will be regulated by the Securities and Exchange Commission Rule 15G-9 which established the definition of a “Penny Stock.”

You have no assurance our common stock will trade at prices above historic levels and price needed to put it above the “penny stock” level, notwithstanding an offering price above that level. Based on the historic trading prices of our common stock and the market in which it trades, our shares are defined as a penny stock under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and rules of the SEC. The Exchange Act and penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $4,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 ($300,000 jointly with spouse), or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, a broker dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and must deliver certain disclosures required by the Commission. Consequently, the penny stock rules may make it difficult for you to resell any shares you may purchase.

Certain of our officers and directors may have potential conflicts of interest.

Several of our officers and directors are also directors of Winners, Inc. See “Related Party Transactions” on page 28. Both our company and Winners, Inc. are currently engaged in offerings pursuant to Regulation A. We do not believe that this overlap presents or will present a practical conflict of interest since our Chief Executive Officer, Frank Magliochetti, who is actively involved in our offering is only a director and consultant of Winners, Inc. and is not actively involved in the Regulation A offering of Winners, Inc.

IN ADDITION TO THE ABOVE RISKS, BUSINESSES ARE OFTEN SUBJECT TO RISKS NOT FORESEEN OR FULLY APPRECIATED BY OUR MANAGEMENT. IN REVIEWING THIS PROSPECTUS, POTENTIAL INVESTORS SHOULD KEEP IN MIND THAT THERE MAY BE OTHER POSSIBLE RISKS THAT COULD BE IMPORTANT.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own or lease any offices at this time other than a “virtual office” at the address set forth on the cover page of this Form 10-K. Subject to available capital, we plan to lease general office space sufficient for our current needs and the needs of additional personnel in the foreseeable future.

Item 3. Legal Proceedings

As of the date hereof, we are not engaged in any litigation.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market

Our common stock trades over-the-counter and is quoted on the OTC Pink Current Market under the symbol “CLIS.” The table below sets forth the high and low bid prices for our common stock as reflected on the OTC Markets under the symbol “CLIS”. Quotations represent prices between dealers, do not include retail markups, markdowns or commissions, and do not necessarily represent prices at which actual transactions were affected. There is a limited public trading market for our securities.

Common Stock
	High	Low
Fiscal Year 2020
First Quarter	$0.01	$0.0026
Second Quarter	$0.034	$0.0026
Third Quarter	$0.2399	$0.012
Fourth Quarter	$0.119	$0.0501

Fiscal Year 2021
First Quarter	$0.0499	$0.0128
Second Quarter	$0.4795	$0.0235
Third Quarter	$0.2395	$0.12
Fourth Quarter	$0.1769	$0.08

Holders

As of January 15, 2022, there are approximately 141 record holders of 307,785,338 shares of Common Stock. This number does not include the stockholders for whom shares are held in a “nominee” or “street” name.

Dividends

To date, we have paid no cash dividends on our Common Stock. For the foreseeable future, earnings generated from our operations will be retained for use in our business and not to pay dividends.

Repurchases of Equity Securities

None

Recent Sales of Unregistered Securities

Subsequent to September 30, 2021, the Company issued a total of 6,797,534 shares of common stock to consultants with a fair value of $436,000 for services rendered. The common shares issued were valued at the trading price at the respective date of issuances.

Subsequent to September 30, 2021, the Company issued a total of 20,000,000 shares of common stock in a private placement offering for cash proceeds of $1,000,000.

On October 14, 2021, the Company issued a total of 1,550,000 shares of common stock to settle debts of $9,000. The common shares issued were valued at the trading price of $0.07 at the respective date of issuance and the Company will recognize a loss on the settlement of $100,000.

Securities Authorized for Issuance under Equity Compensation Plans

None

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We have built (1) a free-to-play synchronized mobile app and digital gaming platform. The platform is designed to enable WinQuik™ users to have fun, interact and compete in order to win real money and prizes and (2) a language learning app that focuses on “language exchanging” between users around the world. As opposed to quizzes, flash cards and other traditional language studying tools, HeyPal™’s approach to helping its users learn a new language is by matching them together with native speakers of their target language. The platforms support iOS and Android platforms and web and built dynamically so it can expand quickly. (3) Nifter™ is a marketplace for non-fungible tokens on the Ethereum Blockchain. (4) Joey’s Animal Kingdom™ is a children’s entertainment and education app.

Results of Operations—Comparison of the Years Ended September 30, 2021 and 2020

Research and Development Expenses

During the years ended September 30, 2021 and 2020, we incurred $692,000 and $302,000 million of research and development expenses, respectively. An increase of $390,000. This increase is mainly due to the research and development expenses incurred for the HeyPal™ app and Nifter™ music NFT. In December 2020, the Company acquired Nebula Software Corp. owner of HeyPal™. In March 2021, and the Company acquired Rebel Blockchain, Inc. the owner Nifter™ Music NFT Marketplace. Nebula incurred $518,000 during 2021 and Rebel Blockchain incurred $119,000 during 2021. This increase of $637,000 was offset by a reduction in Clickstream Corp of $247,000 which incurred $55,000 during 2021 as compared to $302,000 during 2020 as the WinQuick app went live.

Selling, general and administrative expenses

During the years ended September 30, 2021 and 2020, we incurred $6,527,000 and $1,697,000 million of selling, general and administrative expenses, respectively. An increase of $4,830,000. Stock based compensation and stock based contingent consideration for 2021 was $2,591,398 as compared to $777,000 for 2020. Additional selling, general, and administrative expenses in 2021 were due to increased spending on investor relations campaigns to broaden awareness of the Company, additional spending on sales and marketing, additional spending on consulting costs and increased legal costs primarily associated with regulatory and financing efforts as well as expenses from the acquisition of Nebula Software Corp. and Rebel Blockchain, Inc.

Loss on impairment

During the year ended September 30, 2021, the Company recorded an impairment loss of $128,000 related to the Nebula Software acquired intangible asset. There was no such impairment loss in the year ended September 30, 2020.

Amortization of debt discount

Amortization of debt discount was $375,000 and $165,000 for the years ended September 30, 2021 and 2020, respectively. The increase is due to an increase in non-cash amortization of debt issuance costs associated with convertible debentures the year ended September 30, 2021.

Interest Income

During the year ended September 30, 2021, the Company recorded interest income receivable of $41,000 from the notes receivable – Winners, Inc. There was no such interest income accrued in the year ended September 30, 2020.

Liquidity and Capital Resources

As of September 30, 2021, we had cash of $422,000. The Company’s current operations have focused on business planning, raising capital, continued research and development and sales and marketing. The Company has not generated any revenue from product sales. The Company has sustained operating losses since inception and expects such losses to continue over the foreseeable future. During the year ended September 30, 2021, the Company raised $1.5 million net of $375,000 original issue discounts through a series of issuances of convertible debentures. During 2021 $125,000 was repaid and $1,750,000 was converted to common stock in our Regulation A offering. We anticipate that cash utilized for selling, general, and administrative expenses will range between $1 and $2 million in the coming quarters, while research and development expenses will continue. The Company is pursuing several alternatives to address this situation, including the raising of additional funding through equity or debt financings. In order to finance existing operations and pay current liabilities over the next twelve months, the Company will need to raise an additional $5 million of capital in 2022.

Application of Critical Accounting Policies

We believe that our critical accounting policies are as follows:

●	Research and Development Costs;

●	Stock Based Compensation;

●	Fair Value of Financial Instruments

●	Equity Method Investments

●	Asset Acquisitions

Research and Development Costs

Research and development costs consist of expenditures for the research and development of new products and technology. These costs are primarily expenses to vendors contracted to perform research projects and develop technology for the Company’s mobile gaming applications. Costs incurred for research and development are expensed as incurred.

Stock-Based Compensation

We account for our stock-based compensation to employees and non-employees under ASC 718 “Compensation – Stock Compensation” using the fair value-based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the requisite service period, which is usually the vesting period. This guidance establishes standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

Fair Value Measurements

We use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. We base our fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, from time to time, we may be required to record certain assets at fair value on a non-recurring basis, such as certain impaired loans held for investment and securities held to maturity that are other-than-temporarily impaired or goodwill. These non-recurring fair value adjustments typically involve write-downs of individual assets due to application of lower-of-cost or market accounting or other accounting standards.

We have established and documented a process for determining fair value. We maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. Whenever there is no readily available market data, management uses its best estimate and assumptions in determining fair value, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if other assumptions had been used, our recorded earnings or disclosures could have been materially different from those reflected in these financial statements. For detailed information on our use of fair value measurements and our related valuation methodologies, see Note 2 to the Consolidated Financial Statements of this report.

Equity Method Investment

The equity method is applied to investments in affiliated companies and joint ventures. An affiliated company is an entity which is not controlled by the Company but for which the Company is able to exert significant influence over the decisions on financial and operating business policies. If the Company has 20% or more but not more than 50% of the voting rights of another entity, the Company is presumed to have significant influence over that entity however, if a company has less than 20% of the voting rights and is able to exert significant influence the equity method should be applied. Under the equity method, the investment in an affiliated company or joint venture is initially recognized at cost and the carrying amount is increased or decreased to recognize the Company’s share of the net income or loss of the affiliated company or joint venture. When the Company’s share of losses of an affiliated company equals or exceeds it interest in the affiliated company or joint venture, the Company discontinues recognizing its share of further losses. All intercompany profits have been eliminated in proportion to interests in affiliated companies or joint ventures.

Asset Acquisitions

The Company accounts for acquisitions of legal entities that do not meet the definition of a business under ASC 805 as asset acquisitions. Assets acquired and liabilities assumed are recorded at their relative fair value and no goodwill is recorded. Contingent consideration for assets acquired is measured and is recognized as an expense on the date the contingency occurs.

Recently Issued Accounting Standards

See discussion in Note 2 to the consolidated financial statements.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data required by Regulation S-X are included in Item 15. “Exhibits, Financial Statements Schedules” contained in Part IV, Item 15 of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective November 8, 2021, Weinberg & Company, P.A. (“Weinberg”) resigned as the Company’s independent Registered Public Accounting Firm. During the Company’s fiscal years ended September 30, 2020 and 2019, and through November 8, 2021: (i) there were no disagreements between the Company and Weinberg on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Weinberg’s satisfaction, would have caused it to make reference to the subject matter of the disagreements in connection with any reports on the financial statements for such years; and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K. Effective November 11, 2021, the Company’s Board of Directors approved the appointment of Salberg & Company, P.A. to serve as the Company’s independent registered accounting firm for the fiscal year ended September 30, 2021.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer and Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of December 31, 2020. Based upon that evaluation, our Chief Financial Officer and Chief Executive Officer concluded that as of December 31, 2021, our disclosure controls and procedures were not effective due to material weaknesses in our internal controls over financial reporting as discussed below.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of September 30, 2021, management assessed the effectiveness of our internal control over financial reporting and based on that assessment, we identified material weaknesses in internal controls over financial reporting as of September 30, 2021 as further described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management did not properly analyze expenses and cash disbursements before and after year-end to determine the proper cutoff as to prepaid assets and accrued liabilities.

We have insufficient staffing for the preparation and review procedures of the Company’s financial statements and required SEC filings. We have a lack of technical skills in certain US GAAP matters which analyses had to be outsourced. During the year ended September 30, 2021, we had limited personnel that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information about our directors and executive officers is set forth in the following table. The address of our directors and executive officers is our address. We do not have any employees, other than our directors and executive officers.

NAME	AGE	POSITION
Frank Magliochetti	63	Chairman and Chief Executive Officer
Michael Handelman	62	Secretary and Chief Financial Officer
Thomas Terwilliger	76	Controller and Director
Michael O’Hara	64	Director

Our stockholders elect our directors. Our directors serve terms of one year and are generally elected at each annual stockholder meeting; provided, that you have no assurance we will hold a stockholders’ meeting annually. Each director will remain in office until his successor is elected and qualified, or his/her earlier resignation. We believe that Mr. O’Hara will be deemed an independent director using the definition of independence contained in the NASDAQ listing rules. Our executive officers are elected by the board of directors and their terms of office are at the discretion of the board of directors, subject to terms and conditions of their respective employment agreements, if any. We have the authority under Nevada law and our bylaws to indemnify our directors and officers against certain liabilities. We have been informed by the U.S. Securities and Exchange Commission that indemnification against violations of federal securities law is against public policy and therefore unenforceable.

The biographies of our officers and directors are as follows:

Frank Magliochetti - Chairman of the Board and Chief Executive Officer, obtained a B.S. in Pharmacy from Northeastern University and entered the Masters of Toxicology program where he worked on the effects of Valium and its metabolism while taking Tagamet for the condition of anxiety induced ulcers. Frank later received his MBA from The Sawyer School of Business at Suffolk University specializing in corporate finance, completed the Advanced Management Program at Harvard Business School and the General Management Program at Stanford Business School. Frank is finishing his PhD dissertation defense in Divinity from Northwestern Seminary. Since August 2021, he has served as CEO and Director of Emergent Health Corporation, a public company engaged in the discovery, development and marketing of Regenerative Medicine products. Since August 2020, he has served as a director of Winners Inc., a public company engaged in handicapping sports events. From June 2019 to the present, Frank has been Chairman and CEO of Designer Genomics International, Inc., a biotech company. From January 2019 to the present, Frank has been Chairman of Grace Health Technology Inc., a company offering enterprise solutions for the laboratory. From 2002 to the present, Frank has been the managing partner of Parcae Capital Corp, which provides advice on financial restructuring and interim management. From 2000 to the present, Frank has been Chairman of Rehab Medical Holdings, an orthopedic medical device company.

Michael J. O’Hara - Director, has been involved in the field of technology since 1978 with over 30 years of industry experience managing organizations small and large. Michael worked at Lockheed Martin from 2002 through 2014 serving as Systems Engineering Director for two major national defense satellite programs and prior to that as Program Director for a low earth orbit weather satellite system which supports our military and civilian weather predictions. Prior to Lockheed, Michael worked with tech start-ups, serving as Vice President of Business Development at eSat and Vice President of Technical Operations at NetCurrents. From 2000 to 2002. From 1984 through 2000 Michael was with Hughes Aircraft Company (now Boeing) in various technical and management positions. Michael’s final assignment at Hughes was as Chief Systems Engineer for a joint NOAA/NASA/DoD program. During the past five years, Michael has been retired. Michael holds a BS in Physics (Magna Cum Laude) from the University of Massachusetts, MS in Physics from the University of Illinois, and MS in Computer Science from the University of Illinois.

Michael Handelman – Secretary and Chief Financial Officer, has served as our Chief Financial Officer since December 1, 2021, and previously Comptroller since January 2021. Since August 2020, he has served as a director of Winners Inc., a public company engaged in handicapping sports events. From November 2020 to November 2021, Mr. Handelman served as the Chief Financial Officer of GT Biopharma, a publicly held biotechnology company. Mr. Handelman served as Chief Financial Officer to Lion Biotechnologies, Inc. from February 2011 until June 2015 and was a member of the Lion Bio Board of Directors from February 2013 until May 2013. Mr. Handelman served as the Chief Financial Officer and as a financial management consultant of Oxis International, Inc., a public company engaged in the research, development, and commercialization of nutraceutical products, from August 2009 until October 2011. From November 2004 to July 2009, Mr. Handelman served as Chief Financial Officer and Chief Operating Officer of TechnoConcepts, Inc., formerly a public company engaged in designing, developing, manufacturing, and marketing wireless communications semiconductors, or microchips. Prior thereto, Mr. Handelman served from October 2002 to October 2004 as Chief Financial Officer of Interglobal Waste Management, Inc., a manufacturing company, and from July 1996 to July 1999 as Vice President and Chief Financial Officer of Janex International, Inc., a children’s toy manufacturer. Mr. Handelman was also the Chief Financial Officer from 1993 to 1996 of the Los Angeles Kings, a National Hockey League franchise. Mr. Handelman is a certified public accountant and holds a degree in accounting from the City University of New York.

Thomas Terwilliger – Mr. Terwilliger became an Officer and Director of the Company in September, 2021. Mr. Terwilliger holds a BBA, MBA, several patents, and was the founder of what has become Winners, Inc. Mr. Terwilliger founded numerous communications companies in the US, and in Latin and Central America. Mr. Terwilliger was elected president of the Kentucky Long Distance Telephone Association and eventually with a Presidential Appointment, for seven years, helped oversee the breakup of AT&T. Mr. Terwilliger also founded and operated both private and publicly traded companies. For at least the past five years, he has owned and operated Corporate World, Inc., which is a resident agent in several states and acts as an incubator for start-up companies in technologies.

Family Relationships

None.

Board of Directors and Corporate Governance

Our Board of Directors currently consists of three (3) members, consisting of Frank Magliochetti, Michael O’Hara and Thomas Terwilliger.

Board Committees; Meetings

Because of the Company’s development stage and limited resources, our Board of Directors has not appointed any committees, including an audit committee, but rather the role of any such committee is performed by the Board of Directors. The Board of Directors met or acted by written consent 13 times during the fiscal year ended September 30, 2021.

Code of Ethics

The Company has adopted a formal code of ethics within the meaning of Item 406 of Regulation S-K promulgated under the Securities Act.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

The Company has recently only become a reporting company. Messrs. Magliochetti, Handelman and Terwilliger have each filed a Form 3 with the SEC.

Indemnification Agreements

Our Board has approved a form of indemnification agreement for our directors, executive officers and other persons (“Indemnification Agreement”). Following Board approval, we entered into Indemnification Agreements with each of our current directors, executive officers and other persons.

The Indemnification Agreement provides for indemnification against expenses, judgments, fines and penalties actually and reasonably incurred by an indemnitee in connection with threatened, pending or completed actions, suits or other proceedings, subject to certain limitations. The Indemnification Agreement also provides for the advancement of expenses in connection with a proceeding prior to a final, non-appealable judgment or other adjudication, provided that the indemnitee provides an undertaking to repay to us any amounts advanced if the indemnitee is ultimately found not to be entitled to indemnification by us. The Indemnification Agreement sets forth procedures for making and responding to a request for indemnification or advancement of expenses, as well as dispute resolution procedures that will apply to any dispute between us and an indemnitee arising under the Indemnification Agreement.

Item 11. Executive Compensation

Summary Compensation Table - Officers

Name and Principal Position	Year	Cash Compensation	Total
Frank Magliochetti,	2021	$297,996	$279,996
Chief Executive Officer	2020	$101,000	$101,000
Michael Handelman,	2021	$25,500	$25,500
Chief Financial Officer	2020	$55,000	$55,000
Amber Theoharis(1),	2021	$103,700	$103,700
Former Vice President of Program Development	2020	$55,000	$55,000
Thomas Terwilliger,	2021	$3,500	$3,500
Controller	2020	$0	$0

(1)	Ms. Theoharis’ contract ended December 31, 2021.

Director Compensation (exclusive of consulting arrangements)

Name	Fees Earned or Paid in Cash	Total
Frank Magliochetti	$20,004	$20,004
Michael Handelman	$0	$0
Michael O’Hara	$26,004	$26,004
Thomas Terwilliger	$2,000	2,000
Nicholas Panza (former director)	$15,003	$15,003
Ryan Smollar (former director)	$6,501	$6.501

No director or officer received a grant of an equity award during or with respect to 2020 and 2021 nor is any grant outstanding.

Contracts with Directors and Officers

We currently have agreements dated as of December 24, 2019 with Frank Magliochetti, and Michael O’Hara, our directors, pursuant to which each of them has agreed to serve as a director for $1,667 and $2,167 per month, respectively, with respect to services performed as directors subject to our reimbursing them for reasonable out-of-pocket expense incurred in connection with the performance of their duties. In addition, we have an agreement with Thomas Terwilliger pursuant to which he has agreed to serve as a director for $2,000 per month with respect to services performed as a director subject to our reimbursing him for reasonable out-of-pocket expense incurred in connection with the performance of his duties. The term as a director is until they are removed by our stockholders, they resign, or commit certain type of crimes.

As of December 24, 2019, we had entered into a Consulting Agreement with Parcae Capital Corporation, a company affiliated with Frank Magliochetti, our Chairman of the Board and Chief Executive Officer, pursuant to which Parcae has agreed to provide strategic and business development assistance to us for an initial period of three years for $5,000 per month. We have executed an addendum to the Consulting Agreement effective March 1, 2021, Parcae shall be compensated $23,333 per month.

We have entered into a Consulting Agreement with Thomas Terwilliger, effective September 1, 2021, to provide services as our Controller. The agreement is for a term of three years. The Agreement is exclusive, subject to certain specified exceptions. Mr. Terwilliger is to be paid $ $3,500 in cash on a monthly basis.

We have entered into an Officer Agreement with Michael Handelman, effective December 1, 2021, to provide interim services as our Chief Financial Officer. The agreement is for a term of one year with automatic renewals for successive one-year periods, unless terminated prior to the beginning of an applicable renewal term. The Agreement is exclusive, subject to certain specified exceptions. Mr. Handelman is to be paid $2,000 worth of restricted shares each month and $4,000 in cash on a monthly basis.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of the Company’s Common Stock as of January 15, 2022, by each person or group of affiliated persons known to the Company to beneficially own 5% or more of its Common Stock, each director, each named executive officer, and all of its directors and named executive officers as a group.

Our principal stockholders are set forth in the following table. These principal stockholders include:

●	each of our directors and executive officers,

●	our directors and executive officers as a group, and

●	others who we know own more than five percent of the voting power of our issued and outstanding equity securities.

We believe each of these persons has sole voting and investment power over the shares they own, unless otherwise noted. The address of our directors and executive officers is our address.

Name of Officer/Director and Control Person	Residential Address	Amount and Nature of Beneficial Ownership	Ownership Percentage of Class Outstanding(1)	Percentage of Voting Power(2)
5% or Greater Stockholders:

Laura Curwen	1101 Grandview Drive, Nashville, TN 37204	250,000 Preferred	6.25	3.3

Joseph Magliochetti	4734 Wildewood Dr., Delray Beach, FL 33445	250,000 Preferred	6.25	3.3

Holly Ruma	4734 Wildewood Dr., Delray Beach, FL 33445	250,000 Preferred	6.25	3.3

Olivia Savor	6958 Houlton Circle, Lake Worth, FL 33467	250,000 Preferred	6.25	3.3

Leonard Tucker, LLC.	20423 State Road 7 F6-123 Boca Raton, FL 33498	462,500 Preferred	11.56	6.2

Irwin and Karen Meyer	2297 Waterby St. Westlake Village, CA 91351	400,000 Preferred; 5,891,609 Common	10.0 1.9	6.1

Alison Marcus	11500 Valentino Lane Las Vegas, NV 89138	300,000 Preferred; 3,140,000 Common	7.5 1.0	4.4

Patricia Meyer	2600 San Leandro Blvd. Apt 708 San Leandro, CA 94578	300,000 Preferred; 3,500,000 Common	7.5 1.1	4.5

Peter Aiello, Jr.	5210 Marmol Drive, Woodland Hills, CA 91364	231,250 Preferred	5.8	3.1

Christine Arenalla	3310 South Ocean Boulevard, Apt. 431-D; Highland Beach, FL 33487	231,250 Preferred; 2,000,000 Common	5.8 0.6	3.4

Fred & Jennifer Ciapetta	21 Apple Hill Drive, Cortland Manner, NY 10511	231,250 Preferred	5.8	3.1

Peter Aiello, Sr.(3)	3310 South Ocean Boulevard, Apt. 431-D Highland Beach, FL 33487	231,250 Preferred	5.8	3.1

Panza Family Trust	1667 E. Classical Blvd. Delray Beach, FL 33445	462,500 Preferred	11.56	6.2

Executive Officers and Directors:

Michael O’Hara	310 Bonnie Lane, Hollister, CA 95023	5,050,500 common	1.6	0.7

Michael Handelman	3210 Rickey Ct. Thousand Oaks, CA 91362	2,780,833 common	.9	0.4

Frank Magliochetti	4734 Wildewood Dr., Delray Beach, FL 33445	1,500,000 Common	0.5	0.2

Thomas Terwilliger				—

Total Officers and Directors, as a Group (4 persons)		9,331,333 Common	3.0	1.3

(1) Based on 307,785,338 shares of Common Stock outstanding as of January 15, 2022 and 4,000,000 shares of Series A Convertible Preferred Stock outstanding.

(2) Each share of Preferred Stock is entitled to vote on the basis of 100 times each share of Common Stock.

(3) Held through Capa Partners, Limited.

Item 13. Certain Relationships and Related Transactions, and Director Independence

We have not engaged in any related party transactions during our two most recently completed fiscal years and the current fiscal year to date of this Annual Report, except as follows.

I.	Winners Inc.

During the years ended September 30, 2021 and 2020, respectively, the Company completed certain transactions with Winners Inc., formerly known as GoooGreen, Inc. (OTC:WNRS) (www.vegaswinners.com). Winners, Inc. is engaged in the business of sports gambling research, data, advice, analysis, and predictions utilizing all available media, advertising formats and its database of users. The business and customers of Winners is expected to compliment and benefit that of the Company. These transactions are considered related party transactions since Frank Magliochetti, our Chairman of the Board, Chief Executive Officer, and consultant is a consultant and director of Winners, Inc., Thomas Terwilliger, our Director and Controller is a consultant of Winners, Inc. Michael Handelman, our Secretary and Chief Financial Officer is a consultant and director of Winners, Inc. and Nicholas Panza, our former director and consultant was a consultant and former director of Winners, Inc:

On September 8, 2021 the Company exercised the option to acquire common shares of Winners, Inc and the Company recorded the investment using the equity method of accounting and reflecting it as an equity method investee.

These transactions and balances are as follows:

	30-09-2021	30-09-2020
A. Notes Receivable	$515,000	$200,000
B. Accrued interest income	41,000	—
C. Investment in Winners, Inc.	—	35,000
D. Option to acquire common shares of Winners, Inc.	—	100,000
E. Investment in Winners, Inc. equity investment method	105,000	—
	$661,000	$335,000

A.	Note Receivable

In July, 2020, the Company received a promissory note in the amount of $350,000 from Winners Inc., formerly known as GoooGreen, Inc. in exchange for cash. Winners Inc. (OTC:WNRS)(www.vegaswinners.com) is engaged in the business of sports gambling research, data, advice, analysis and predictions utilizing all available media, advertising formats and its database of users. The business and customers of Winners is expected to compliment and benefit that of the Company.

The note is secured by all tangible and intangible assets of Winners Inc., bears interest at a rate of 10% per annum and matured on August 11, 2021. Subsequent to the receipt of the promissory note, a total of $150,000 has been collected. The balance of the note receivable as of September 30, 2020 is $ 200,000. This note is past due as of September 30, 2021

During the year ended September 30, 2021, the Company received two promissory notes from Winners Inc. in the aggregate of $315,000. The promissory notes are secured by tangible and intangible assets of Winners, Inc., bears interest at a rate of 10% per annum and will mature in November and December 2021.

The balance of the notes receivable as of September 30, 2021 is $ 515,000 with $200,000 past due. Subsequent to September 30, 2021, the Company has received $425,000 in principal from the notes receivable.

B.	Accrued interest income

During the year ended September 30, 2021, the Company recorded interest income receivable of $41,000 from the notes receivable.

C.	Investment in Winners Inc.

In July 2020, the Company purchased 500,000 shares of Winners Inc. common stock representing approximately 3% of Winners, Inc. issued and outstanding common stock in exchange for cash of $50,000.

The Company accounted for the investment to Winners Inc. pursuant to ASC 320, Investments - Debt and Equity, as the Company’s equity interest does not give it the ability to exercise significant influence (generally less than 20% of an investee’s equity) and accounts for the investment at fair value. The investment is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. As of September 30, 2020, the investment had a fair value of $35,000, resulting in a loss on investment of $15,000 during the year ended September 30, 2020.

On September 8, 2021 the Company started accounting for its investment in Winners, Inc as an equity method investment (See Note 6 of the consolidated financial statements)

D.	Option to acquire common shares of Winners, Inc.

In August 2020, the Company obtained an option as amended from Thomas Terwilliger, Winners Inc.’s Chief Executive Officer and shareholder, to purchase 149,012,000 (14,901,200 pre-split) common shares for $175,000 for which the Company has provided a $100,000 non-refundable deposit. Once the Company has remitted the remaining $75,000 to Mr. Terwilliger, the option will be exercisable anytime through May 31, 2021 and which was subsequently extended.

The Company followed the guidance of ASC 321, Investment – Equity Securities and accounted the option at cost of $100,000 at September 30, 2020. The remaining balance of $75,000 was paid to Mr. Terwilliger and the option was exercised on September 8, 2020. (See Note 6)

E.	Investment in equity method investee - Winners, Inc.

The remaining balance of $75,000 was paid to Mr. Terwilliger and the option was exercised on September 8, 2020. The Company followed the guidance of ASC 323, Investment - Equity Method and Joint Ventures (See Note 6 of the consolidated financial statements)

II.	Consulting Agreements

As of December 24, 2019, we had entered into a Consulting Agreement with Parcae Capital Corporation, a company affiliated with Frank Magliochetti, our Chairman of the Board and Chief Executive Officer, pursuant to which Parcae has agreed to provide strategic and business development assistance to us for an initial period of three years for $5,000 per month. We have executed an addendum to the Consulting Agreement effective March 1, 2021, Parcae shall be compensated $23,333 per month.

We have entered into a Consulting Agreement with Thomas Terwilliger, effective September 1, 2021, to provide services as our Controller. The agreement is for a term of three years. The Agreement is exclusive, subject to certain specified exceptions. Mr. Terwilliger is to be paid $ $3,500 in cash on a monthly basis.

We have entered into an Officer Agreement with Michael Handelman, effective December 1, 2021, to provide interim services as our Chief Financial Officer. The agreement is for a term of one year with automatic renewals for successive one-year periods, unless terminated prior to the beginning of an applicable renewal term. The Agreement is exclusive, subject to certain specified exceptions. Mr. Handelman is to be paid $2,000 worth of restricted shares each month and $4,000 in cash on a monthly basis.

III.	Settlement Agreements

During the year ended September 30, 2020, the Company entered into settlement agreements with certain officers and stockholders for the settlement of unpaid fees in the aggregate of $1,123,000 in exchange for cash payment of $100,000 and issuance of 6,750,000 shares of common stock with fair value of $18,000 as follows:

Irwin Meyer (Consultant)	$351,200	Consulting Agreement	Settled with Cash ($40,000)
Michael Handelman (Chief Financial Officer)	$200,053	Consulting Agreement	Settled with Cash ($25,000)
Michael O’Hara (Director)	$91,260	Consulting Agreement	Settled with shares
Nate Bernard (Former CEO)	$206,299	Consulting Agreement	Settled with shares
Parcae Capital Corp. (Frank Magliochetti)	$200,000	Consulting Agreement	Settled with Cash ($35,000)

Review, Approval or Ratification of Transactions with Related Persons

Due to the small size of our Company, we do not at this time have a formal written policy regarding the review of related party transactions, and rely on our full Board of Directors to review, approve or ratify such transactions and identify and prevent conflicts of interest. Our Board of Directors reviews any such transaction in light of the particular affiliation and interest of any involved director, officer or other employee or stockholder and, if applicable, any such person’s affiliates or immediate family members. Management aims to present transactions to our Board of Directors for approval before they are entered into or, if that is not possible, for ratification after the transaction has occurred. If our Board of Directors finds that a conflict of interest exists, then it will determine the appropriate action or remedial action, if any. Our Board of Directors approves or ratifies a transaction if it determines that the transaction is consistent with our best interests and the best interest of our stockholders.

Director Independence

Our Board of Directors currently consists of three (3) members: Frank Magliochetti, Thomas Terwilliger and Michael O’Hara. Our Board of Directors undertook a review of the composition of our Board of Directors and the independence of each director. Based upon information requested from and provided by each director concerning their background, employment and affiliations, including family relationships, our Board of Directors has determined that Mr. O’Hara qualifies as “independent” as that term is defined by NASDAQ Listing Rule 5605(a) (2).

Subject to some exceptions, NASDAQ Listing Rule 5605(a)(2) provides that a director will only qualify as an “independent director” if, in the opinion of our Board of Directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and that a director cannot be an “independent director” if (a) the director is, or in the past three years has been, an employee of ours; (b) a member of the director’s immediate family is, or in the past three years has been, an executive officer of ours; (c) the director or a member of the director’s immediate family has received more than $120,000 per year in direct compensation from us within the preceding three years, other than for service as a director or benefits under a tax-qualified retirement plan or non-discretionary compensation (or, for a family member, as a non-executive employee); (d) the director or a member of the director’s immediate family is a current partner of our independent public accounting firm, or has worked for such firm in any capacity on our audit at any time during the past three years; (e) the director or a member of the director’s immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (f) the director or a member of the director’s immediate family is an executive officer, partner or controlling shareholder of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during our past three fiscal years, exceeds the greater of 5% of the recipient’s consolidated gross revenues for that year or $200,000 (except for payments arising solely from investments in our securities or payments under non-discretionary charitable contribution matching programs). Additionally, in order to be considered an independent member of an audit committee under Rule 10A-3 of the Exchange Act, a member of an audit committee may not, other than in his or her capacity as a member of the audit committee, the Board of Directors, or any other committee of the Board of Directors, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the applicable company or any of its subsidiaries or otherwise be an affiliated person of the applicable company or any of its subsidiaries.

Item 14. Accounting Fees and Services

The following table sets forth the aggregate fees billed to us during the years ended September 30, 2021 and 2020.

Audit Fees

	2021	2020
Salberg & Company P.A	$46,000	$0
Weinberg & Company P.A.	$0	$42,500

Audit Related Fees

Salberg & Company P.A	$0	$0
Weinberg & Company P.A.	$0	$0

Tax Fees

Salberg & Company P.A	$0	$0
Weinberg & Company P.A.	$0	$0

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1) Financial Statements:

(2) Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit No.	Description [DELETE THOSE EXHIBITS RELATING TO CONTRACTS WHICH ARE NO LONGER EXECUTORY]

2.1	Articles of Incorporation*
2.2	Agreement and Plan of Merger*
2.3	Bylaws*
2.4	Articles of Amendment (Series A Convertible Preferred Stock)*
3.1	Promissory Notes issued by Winners, Inc.***
10.1	Application Development Agreement dated March 20, 2020 between the Company and InfinixSoft*
10.2	Addendum to Application Development Agreement dated February 23, 2021 between the company and InfinixSoft**
10.3	Director Agreement between the Company and Michael O’Hara with addendum*
10.4	Director Agreement between the Company and Frank Magliochetti*
10.5	Addendum to Director Agreement between the Company and Frank Magliochetti
10.6	Consulting Agreement dated December 24, 2019 between the Company and Parcae Capital Corporation*
10.7	Addenda to Consulting Agreement dated December 24, 2019 between the Company and Parcae Capital Corporation*
10.8	Consulting Agreement dated December 24, 2019 between the Company and Leonard Tucker, LLC**
10.9	Addenda to Consulting Agreement dated December 24, 2019 between the Company and Leonard Tucker, LLC*
10.10	Consulting Agreement dated December 24, 2019 between the Company and Capa Partners, Ltd*
10.11	Consulting Agreement dated December 24, 2019 between the Company and Irwin Meyer*
10.12	Reorganization and Stock Purchase Agreement between the Company and Rebel Blockchain, Inc. dated March 19, 2021**
10.13	Option Agreement between the Company and Tom Terwilliger**
10.14	Loan Agreement between the Company and Winners, Inc.**
10.15	Reorganization and Stock Purchase Agreement dated December 4, 2020 between the Company and Nebula Software Corp.**
10.16	Officer Agreement between the Company and Michael Handelman***
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-K for the year ended December 31, 2020.*
31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-K for the year ended December 31, 2020.*
32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*Filed as an exhibit to the Company’s Offering Statement as amended, which was qualified on June 4, 2020

**Filed as an exhibit to the Company’s Offering Statement as amended, which was qualified on September 7, 2021

*** Filed herewith

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 11, 2022	CLICKSTREAM CORPORATION

	By:	/s/ Frank Magliochetti
	Name:	Frank Magliochetti
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank Magliochetti
Frank Magliochetti	Chief Executive Officer (Principal Executive Officer)	February 11, 2022

/s/Michael Handelman
Michael Handelman	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 11, 2022

/s/ Michael O’Hara
Michael O’Hara	Director	February 11, 2022

/s/ Tom Terwilliger
Michael O’Hara	Director	February 11, 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of:

Clickstream Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Clickstream Corporation and Subsidiaries (the “Company”) as of September 30, 2021, the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows, for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2021, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a net loss and cash used in operations of $7,786,000 and $3,562,000, respectively, in 2021 and an accumulated deficit of $13,564,000 at September 30, 2021. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plan in regards to these matters is also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member Center for Public Company Audit Firms

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting Treatment of Investment in Winners, Inc.

As described in footnote 6 to the consolidated financial statements, the Company treated the investment in Winners, Inc. (the “entity”) as an equity method investment. The determination of whether an investment is an equity method investment or shall be treated in another manner under US GAAP can be a complex analysis that involves significant quantitative and qualitative judgments.

We identified the above determinations as a critical audit matter. Auditing management’s judgments regarding the above determinations was especially challenging.

The primary procedures we performed to address this critical audit matter included (a) reviewed management’s analysis as to whether the entity was a variable interest entity, which management concluded it was not, (b) reviewed management’s analysis of the degree of influence exerted by the Company on Winners, Inc. to determine whether the investment should be treated as an equity method investment, and (c) reviewed the initial and subsequent accounting for such investment.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2021.

Boca Raton, Florida

February 10, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Clickstream Corporation

Los Angeles, CA

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Clickstream Corporation (the “Company”) as of September 30, 2020, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2020, and the results of its consolidated operations and its consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has incurred recurring operating losses and used cash in operations since inception. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, and audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We had served as the Company’s auditor from 2017 to 2021.

/s/Weinberg & Company, P.A.

Los Angeles, California

February 18, 2021

Clickstream Corp. and Subsidiaries
Consolidated Balance Sheets
(Rounded to nearest thousand except for share quantities)

	September 30,	September 30,
	2021	2020
Assets:
Current assets
Cash	$422,000	$3,015,000
Prepaid expenses	102,000	1,105,000
Note receivable and accrued interest - Winners Inc. - Related Party	556,000	200,000
Total current assets	1,080,000	4,320,000

Investment in and option to acquire common shares - Winners, Inc. - Related Party	—	135,000
Investment in equity method investee - Winners, Inc. – Related Party	105,000	—
Total assets	$1,185,000	$4,455,000

Liabilities and Stockholders’ Equity:

Current liabilities
Accounts payable and accrued expenses	207,000	144,000
Accounts payable - related parties	—	9,000
Advances from stockholders	—	7,000
Total current liabilities	207,000	160,000

Total liabilities	207,000	160,000

Commitments and contingencies (Note 13)	—	—

Series A Convertible Preferred stock, par value $0.001, 10,000,000 shares authorized, 4,000,000 shares issued and outstanding as of September 30, 2021 and 2020, respectively	50,000	50,000

Stockholders’ Equity
Common stock, par value $0.0001, 2,000,000,000 shares authorized, 279,437,804 and 220,560,625, shares issued and outstanding as of September 30, 2021 and 2020, respectively	28,000	22,000
Common stock issuable (140,000 and 0 shares at September 30, 2021 and 2020, respectively	—	—
Additional paid-in capital	14,464,000	10,001,000
Accumulated deficit	(13,564,000)	(5,778,000)
Total stockholders’ equity	928,000	4,245,000

Total liabilities and stockholders’ equity	$1,185,000	$4,455,000

The accompanying notes are an integral part of these consolidated financial statements.

Clickstream Corp. and Subsidiaries
Consolidated Statements of Operations
(Rounded to nearest thousand except for share and per share data)

	For the Year Ended
	September 30,
	2021	2020

Revenues	$—	$—

Operating Expenses:
Research and development	692,000	302,000
Loss on impairment	128,000	—
Consulting and professional fees – related parties	924,000	238,000
General and administrative	5,603,000	1,459,000
Loss from Operations	7,347,000	1,999,000

Other (Income) Expense
Gain on settlement of debt	—	(4,000)
Amortization of debt discount	375,000	165,000
Change in fair value - investments	18,000	15,000
Interest income	(41,000)	—
Total Other (Income) Expense, net	352,000	176,000

Loss before equity method investee loss	(7,699,000)	(2,175,000)
Loss of equity method investee	(87,000)	—
Net loss	$(7,786,000)	$(2,175,000)

Net loss per share
Basic and diluted	$(0.03)	$(0.02)

Weighted average common shares outstanding
Basic and diluted	238,850,782	116,439,213

The accompanying notes are an integral part of these consolidated financial statements.

Clickstream Corp. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Deficit)
(Rounded to nearest thousand except for share quantities)

	Common Stock		Common Stock Issuable		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	in Capital	Deficit	Total

Balance, September 30, 2019	83,438,231	$8,000	—	$—	$2,146,000	$(3,603,000)	$(1,449,000)

Inherent compensation from issuance of Preferred Series A					180,000	—	180,000

Issuance of common stock for private placement offering	100,000,000	10,000	—	—	4,990,000	—	5,000,000

Issuance of common stock for settlement of debt	7,850,000	1,000	—	—	28,000	—	29,000

Gain on settlement of debt from related parties	—	—	—	—	1,010,000	—	1,010,000

Issuance of common stock for services	29,272,394	3,000	—	—	1,647,000	—	1,650,000

Net loss						(2,175,000)	(2,175,000)

Balance, September 30, 2020	220,560,625	$22,000	—	$—	$10,001,000	$(5,778,000)	$4,245,000

Issuance of common stock for services	3,877,179	—	140,000	—	221,000	—	221,000

Issuance of common stock for acquisition of subsidiary	10,000,000	1,000	—	—	127,000	—	128,000

Issuance of common stock for asset acquisition contingent consideration	10,000,000	1,000	—	—	2,369,000	—	2,370,000

Issuance of common stock settlement of debt	35,000,000	4,000	—	—	1,746,000	—	1,750,000

Net loss	—	—	—	—	—	(7,786,000)	(7,786,000)

Balance, September 30, 2021	279,437,804	$28,000	140,000	$—	$14,464,000	$(13,564,000)	$928,000

The accompanying notes are an integral part of these consolidated financial statements.

Clickstream Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Rounded to nearest thousand)

	For the Year Ended
	September 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,786,000)	$(2,175,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	375,000	165,000
Gain on settlement of debt	—	(5,000)
Stock based contingent consideration	2,370,000	—
Amortization of prepaid stock compensation	—	461,000
Stock based compensation	221,000	316,000
Loss on impairment	128,000	—
Loss of equity method investee	87,000	—
Change in fair value - investment in Winners, Inc.	18,000	15,000
Effect of changes in:
Prepaid expenses	1,003,000	(14,000)
Interest receivable	(41,000)	—
Accounts payable and accrued expenses	63,000	(51,000)
Accounts payable - related parties	—	(77,000)
Advances from stockholders	—	(4,000)
Net Cash Used in Operating Activities	(3,562,000)	(1,369,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit for the option to acquire common shares - Winners, Inc.	—	(100,000)
Investment in Winners, Inc.	(75,000)	(50,000)
Advance to Winners, Inc.	(315,000)	(350,000)
Repayment of advance to Winners, Inc.	—	150,000
Net Cash Used in Investing Activities	(390,000)	(350,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	1,500,000	165,000
Payment of notes payable	(125,000)	(378,000)
Payment of advances - related parties	(9,000)	—
Payment of loan payable - stockholder	(7,000)	(65,000)
Proceeds from private placement offering	—	5,000,000
Proceeds from issuance of Series A preferred stock	—	12,000
Net Cash Provided by Financing Activities	1,359,000	4,734,000

Net Increase (Decrease) in Cash	(2,593,000)	3,015,000
Cash at Beginning of Year	3,015,000	—
Cash at End of Year	$422,000	$3,015,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—
Income taxes paid	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of common stock issued for debt settlement	$1,750,000	$1,039,000
Fair value of common stock issued accounted as prepaid stock compensation	$—	$1,552,000
Fair value of common stock issued for acquisition of subsidiary	$128,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

CLICKSTREAM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended September 30, 2021 and 2020

Note 1 – Organization and Operations

Clickstream Corp. (“Clickstream,” “CLIS”, “we”, “our” or “the Company”), and its operating subsidiaries, have developed a free to play gaming app, WinQuikTM, based on an analytics platform that caters to the untapped market of casual users that will spend a few seconds to interact with a platform for free in order to win real money. Our primary target is not the sports betters or the fantasy players, who will join over time, but rather individuals who enjoy the low barrier to entry of entering a quick contest (short time investment) with the chance to win a prize (thrill of winning something for free). Our games will initially be quick to play quiz type games that allow the user to get involved in around 20 seconds, and then receive results from push notifications. Game types are set up dynamically. Because the format doesn’t change, we can run games nightly for professional sports entities such as the NBA, NHL, and NFL to individual events such as the Oscars, other awards shows, and new sporting events such as Soccer and NASCAR. Games and events can be automated from the backend of the operating system and launched automatically. Application Programming Interface (API) are plugged in to track results in real time, and there is a manual option to allow customs events that can be run through the platform.

In December 2020, the Company acquired Nebula Software Corp. (“NSC”) owner of HeyPalTM, a language exchange platform which allows users from around the world to learn new languages through interactive change and social posts. The Company is currently in the process of commercializing this platform. In November 2021, the Company launched its Android version of HeyPal™ in the Google Play Store.

In March 2021, the Company acquired Rebel Blockchain, Inc. (“RBI”) which has successfully launched the Beta version of its Nifter™ Music NFT Marketplace globally. Nifter™ allows artists to create, sell and discover unique music and sound NFTs. NFTs, or non-fungible tokens, are a new type of digital asset made possible through blockchain technology. NFTs can be created from any digital asset, including music and audio files, thus creating new streams of revenues for artists. The Nifter™ marketplace allows for the creation, buying and selling of these music NFTs.

In September 2021, the Company acquired approximately 53% of Winners, Inc. (WNRS) which together with its prior holdings gives an approximate 55% interest in the common stock of WNRS. Due to the existence of super-voting preferred stock of WNRS, the Company has a vote of approximately 5%. However, management has concluded that Winners, Inc and its subsidiary VegasWinners, Inc. should be considered as an investment in equity method investee. (See Note 6)

The parent (Clickstream Corp.) and subsidiaries are organized as follows:

Company Name	Incorporation Date	State of Incorporation
Clickstream Corporation	September 2005	Nevada
Nebula Software Corp.	December 2020	Delaware
Rebel Blockchain, Inc.	March 2021	Montana

CLICKSTREAM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended September 30, 2021 and 2020

Impact of COVID-19

The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and United States economies and financial markets. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, labor shortages, supply chain interruptions and overall economic and financial market instability. The COVID-19 pandemic has the potential to significantly impact the Company’s supply chain, distribution centers, or logistics and other service providers.

In addition, a severe prolonged economic downturn could result in a variety of risks to the business, including weakened demand for products and services and a decreased ability to raise additional capital when needed on acceptable terms, if at all. As the situation continues to evolve, the Company will continue to closely monitor market conditions and respond accordingly.

We have implemented adjustments to our operations designed to keep employees safe and comply with international, federal, state, and local guidelines, including those regarding social distancing. The extent to which COVID-19 may further impact the Company’s business, results of operations, financial condition and cash flows will depend on future developments, which are highly uncertain and cannot be predicted with confidence. In response to COVID- 19, the United States government has passed legislation and taken other actions to provide financial relief to companies and other organizations affected by the pandemic.

The ultimate impact of the COVID-19 pandemic on the Company’s operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption, reduced customer traffic and reduced operations.

Any resulting financial impact cannot be reasonably estimated at this time but is anticipated to have a material adverse impact on our business, financial condition, and results of operations.

To date, the Company has not experienced any significant economic impact due to COVID- 19.

Going Concern and Management’s Plans

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying consolidated financial statements, for the year ended September 30, 2021, the Company had:

●	Net loss of $7,786,000; and

●	Net cash used in operations was $3,562,000

Additionally, at September 30, 2021, the Company had:

CLICKSTREAM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended September 30, 2021 and 2020

●	Accumulated deficit of $13,564,000

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company has cash on hand of $422,000 at September 30, 2021. Although the Company intends to raise additional debt or equity capital, the Company expects to continue to incur significant losses from operations and have negative cash flows from operating activities for the near-term. These losses could be significant as the Company has not yet generated revenues but has continuing operating expenses including but not limited to compensation, professional fees, software development and regulatory.

The Company has incurred significant losses since its inception and has not demonstrated an ability to generate sufficient revenues from the sales of its products or services to achieve profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the twelve months ended September 30, 2022, and our current capital structure including equity-based instruments and our obligations and debts.

If the Company does not obtain additional capital, the Company will be required to reduce the scope of its business development activities or cease operations. The Company continues to explore obtaining additional capital financing and the Company is closely monitoring its cash balances, cash needs, and expense levels.

These factors create substantial doubt about the Company’s ability to continue as a going concern within the twelve month period subsequent to the date that these consolidated financial statements are issued. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Accordingly, the consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Management’s strategic plans include the following:

●	Pursuing additional capital raising opportunities,

●	Continuing to explore and execute prospective partnering or distribution opportunities; and

●	Identifying unique market opportunities that represent potential positive short-term cash flow.

CLICKSTREAM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended September 30, 2021 and 2020

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

These consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

Use of Estimates

Preparing financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates, and those estimates may be material.

Significant estimates during the years ended September 30, 2021 and 2020, respectively, include relative fair value of assets acquired, valuation of intangible assets for impairment testing, valuation of stock-based compensation, uncertain tax positions, and the valuation allowance on deferred tax assets.

Asset Acquisitions

The Company accounts for acquisitions of legal entities that do not meet the definition of a business under ASC 805 as asset acquisitions. Assets acquired and liabilities assumed are recorded at their relative fair value and no goodwill is recorded. Contingent consideration for assets acquired is measured and is recognized as an expense on the date the contingency occurs.

Equity Method Investment

The equity method is applied to investments in affiliated companies and joint ventures. An affiliated company is an entity which is not controlled by the Company but for which the Company is able to exert significant influence over the decisions on financial and operating business policies. If the Company has 20% or more but not more than 50% of the voting rights of another entity, the Company is presumed to have significant influence over that entity however, if a company has less than 20% of the voting rights and is able to exert significant influence the equity method should be applied. Under the equity method, the investment in an affiliated company or joint venture is initially recognized at cost and the carrying amount is increased or decreased to recognize the Company’s share of the net income or loss of the affiliated company or joint venture. When the Company’s share of losses of an affiliated company equals or exceeds it interest in the affiliated company or joint venture, the Company discontinues recognizing its share of further losses. All intercompany profits have been eliminated in proportion to interests in affiliated companies or joint ventures.

Business Segments and Concentrations

The Company uses the “management approach” to identify its reportable segments. The management approach requires companies to report segment financial information consistent with information used by management for making operating decisions and assessing performance as the basis for identifying the Company’s reportable segments. Management has determined that the Company has one operating segment.

Risks and Uncertainties

The Company operates in an industry that is subject to intense competition and change in consumer demand. The Company’s operations are subject to significant risk and uncertainties including financial and operational risks including the potential risk of business failure.

CLICKSTREAM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended September 30, 2021 and 2020

The Company has experienced, and in the future expects to continue to experience, variability in sales and earnings. The factors expected to contribute to this variability include, among others, (i) the cyclical nature of the industry, (ii) general economic conditions in the various local markets in which the Company competes, including a potential general downturn in the economy, and (iii) the volatility of prices in connection with the Company’s distribution of the product. These factors, among others, make it difficult to project the Company’s operating results on a consistent basis.

Fair Value of Financial Instruments

The Company accounts for financial instruments under Financial Accounting Standards Board (“FASB”) ASC 820, Fair Value Measurements. ASC 820 provides a framework for measuring fair value and requires disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, based on the Company’s principal or, in absence of a principal, most advantageous market for the specific asset or liability.

The Company uses a three-tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement. The hierarchy requires the Company to use observable inputs when available, and to minimize the use of unobservable inputs, when determining fair value.

The three tiers are defined as follows:

●	Level 1 —Observable inputs that reflect quoted market prices (unadjusted) for identical assets or liabilities in active markets;

●	Level 2—Observable inputs other than quoted prices in active markets that are observable either directly or indirectly in the marketplace for identical or similar assets and liabilities; and

●	Level 3—Unobservable inputs that are supported by little or no market data, which require the Company to develop its own assumptions.

The determination of fair value and the assessment of a measurement’s placement within the hierarchy requires judgment. Level 3 valuations often involve a higher degree of judgment and complexity. Level 3 valuations may require the use of various cost, market, or income valuation methodologies applied to unobservable management estimates and assumptions. Management’s assumptions could vary depending on the asset or liability valued and the valuation method used. Such assumptions could include estimates of prices, earnings, costs, actions of market participants, market factors, or the weighting of various valuation methods. The Company may also engage external advisors to assist us in determining fair value, as appropriate.

Although the Company believes that the recorded fair value of our financial instruments is appropriate, these fair values may not be indicative of net realizable value or reflective of future fair values.

The Company recorded intangible assets for an asset acquisition (See Note 4). The Company performs impairment tests on these assets to reduce such asset to their fair value as applicable. These are considered level 3 non-recurring fair value measurements. The Company may use both qualitative and quantitative techniques such as the income method to value such assets. At September 30, 2021, the Company recorded impairment of intangible assets of $128,000.

The Company’s financial instruments, including cash, accounts payable and accrued expenses, and accounts payable and accrued expenses – related party, are carried at historical cost. At September 30, 2021 and 2020, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

ASC 825-10 “Financial Instruments” allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (“fair value option”). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding financial instruments.

CLICKSTREAM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended September 30, 2021 and 2020

Cash and Cash Equivalents and Concentration of Credit Risk

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents.

At September 30, 2021 and September 30, 2020, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. At September 30, 2021 and September 30, 2020, the Company had cash in banks exceeding the insured FDIC limit of $172,000 and $2,765,000, respectively.

Impairment of Long-lived Assets

Management evaluates the recoverability of the Company’s identifiable intangible assets and other long-lived assets when events or circumstances indicate a potential impairment exists, in accordance with the provisions of ASC 360-10-35-15 “Impairment or Disposal of Long- Lived Assets.” Events and circumstances considered by the Company in determining whether the carrying value of identifiable intangible assets and other long-lived assets may not be recoverable include but are not limited to significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; and changes in the Company’s business strategy. In determining if impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of these assets.

If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

During the year ended September 30, 2021, the Company recorded an impairment loss of $128,000. There was no such impairment loss in the year ended September 30, 2020.

Management reviews the carrying value of its property and equipment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Investments

Equity investments with readily determinable fair values are measured at fair value. Equity investments without readily determinable fair values are measured using the equity method or measured at cost with adjustments for observable changes in price or impairments (referred to as the measurement alternative). We perform a qualitative assessment on an annual basis and recognize an impairment if there are sufficient indicators that the fair value of the investment is less than carrying value. Changes in value are recorded as part of other (income) expense.

Income Taxes

The Company accounts for income tax using the asset and liability method prescribed by ASC 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

CLICKSTREAM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended September 30, 2021 and 2020

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of September 30, 2021 and September 30, 2020, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded for the years ended September 30, 2021 and 2020, respectively.

As of September 30, 2021, tax years 2018-2020 remain open for IRS audit.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”). Corporate taxpayers may carryback net operating losses (NOLs) originating between 2018 and 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act.

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost- recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to our income tax provision for the years ended September 30, 2021 and 2020, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included as a component of general and administrative expense in the consolidated statements of operations.

The Company recognized $260,000 and $0 in marketing and advertising costs during the years ended September 30, 2021 and 2020, respectively.

Research and Development Costs

Research and development costs consist of expenditures for the research and development of new products and technology. These costs are primarily expenses to vendors contracted to perform research projects and develop technology for the Company’s mobile gaming applications. Costs incurred for research and development are expensed as incurred.

Stock-Based Compensation

We account for our stock-based compensation to employees and non-employees under ASC 718 “Compensation – Stock Compensation” using the fair value-based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the requisite service period, which is usually the vesting period. This guidance establishes standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

CLICKSTREAM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended September 30, 2021 and 2020

Basic and Diluted Earnings (Loss) per Share

Pursuant to ASC 260-10-45, basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the periods presented. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Potentially dilutive common shares may consist of common stock issuable for stock options and warrants (using the treasury stock method), convertible notes and common stock issuable. These common stock equivalents may be dilutive in the future. In the event of a net loss, diluted loss per share is the same as basic loss per share since the effect of the potential common stock equivalents upon conversion would be anti-dilutive.

The following potentially dilutive equity securities outstanding as of September 30, 2021 and 2020 are as follows:

	September 30, 2021	September 30, 2020
Series A, convertible preferred stock (1)	400,000,000	400,000,000
Total common stock equivalents	400,000,000	400,000,000
(1) each share converts to 100 shares of common stock

Based on the potential common stock equivalents noted above at September 30, 2021, the Company has sufficient authorized shares of common stock (2,000,000,000) to settle any potential exercises of common stock equivalents.

Related Parties

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal with if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests.

Recent Accounting Standards

Changes to accounting principles are established by the FASB in the form of ASU’s to the FASB’s Codification. We consider the applicability and impact of all ASU’s on our consolidated financial position, results of operations, stockholders’ deficit, cash flows, or presentation thereof. Management has evaluated all recent accounting pronouncements as issued by the FASB in the form of Accounting Standards Updates (“ASU”) through the date these financial statements were available to be issued and found no recent accounting pronouncements issued, but not yet effective accounting pronouncements, when adopted, will have a material impact on the financial statements of the Company.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Measurement of Credit Losses on Financial Instruments, which supersedes current guidance by requiring recognition of credit losses when it is probable that a loss has been incurred. The new standard requires the establishment of an allowance for estimated credit losses on financial assets including trade and other receivables at each reporting date. The new standard will result in earlier recognition of allowances for losses on trade and other receivables and other contractual rights to receive cash. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842), which extends the effective date of Topic 326 for certain companies until fiscal years beginning after December 15, 2022. The new standard will be effective for the Company in the first quarter of fiscal year beginning October 1, 2023, and early adoption is permitted. The Company has not completed its review of the impact of this standard on its consolidated financial statements.

CLICKSTREAM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended September 30, 2021 and 2020

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes.” This guidance, among other provisions, eliminates certain exceptions to existing guidance related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This guidance also requires an entity to reflect the effect of an enacted change in tax laws or rates in its effective income tax rate in the first interim period that includes the enactment date of the new legislation, aligning the timing of recognition of the effects from enacted tax law changes on the effective income tax rate with the effects on deferred income tax assets and liabilities. Under existing guidance, an entity recognizes the effects of the enacted tax law change on the effective income tax rate in the period that includes the effective date of the tax law. ASU 2019-12 is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. We adopted this pronouncement on January 1, 2021; however, the adoption of this standard did not have material effect on the Company’s consolidated financial statements.

However, based on the Company’s history of immaterial credit losses from trade receivables, management does not expect that the adoption of this standard will have a material effect on the Company’s consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, to reduce complexity in applying GAAP to certain financial instruments with characteristics of liabilities and equity. ASU 2020-06 is effective for interim and annual periods beginning after December 15, 2023, with early adoption permitted. We adopted this pronouncement on January 1, 2021; however, the adoption of this standard did not have material effect on the Company’s consolidated financial statements.

Note 3 – Note Receivable, Investment In and Option to Acquire Common Shares - Winners, Inc. – Related Party

During the year ended September 30, 2020, the Company completed certain transactions with Winners Inc., formerly known as GoooGreen, Inc. (OTC:WNRS) (www.vegaswinners.com). Winners, Inc. is engaged in the business of sports gambling research, data, advice, analysis and predictions utilizing all available media, advertising formats and its database of users. The business and customers of Winners is expected to compliment and benefit that of the Company. These transactions are considered related party transactions since certain officers and members’ of the Company’s Board of Directors are also members of Winner’s Inc. Board of Directors.

On September 8, 2021 the Company exercised the option to acquire common shares of Winners, Inc and the Company recorded the investment using the equity method of accounting and reflecting it as an equity method investee.

These transactions are as follows:

	30-09-2021	30-09-2020
A. Notes Receivable	$515,000	$200,000
B. Accrued interest income	41,000	—
C. Investment in Winners, Inc.	—	35,000
D. Option to acquire common shares of Winners, Inc.	—	100,000
E. Investment in Winners, Inc. equity investment method	105,000	—
Total	$661,000	$335,000

A.	Notes Receivable

In July, 2020, the Company received a promissory note in the amount of $350,000 from Winners Inc., formerly known as GoooGreen, Inc. in exchange for cash. Winners Inc. (OTC:WNRS)(www.vegaswinners.com) is engaged in the business of sports gambling research, data, advice, analysis and predictions utilizing all available media, advertising formats and its database of users. The business and customers of Winners is expected to compliment and benefit that of the Company.

CLICKSTREAM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended September 30, 2021 and 2020

The note is secured by all tangible and intangible assets of Winners Inc., bears interest at a rate of 10% per annum and matured on August 11, 2021. Subsequent to the receipt of the promissory note, a total of $150,000 has been collected. The balance of the note receivable as of September 30, 2020 is $ 200,000. This note is past due as of September 30, 2021

During the year ended September 30, 2021, the Company received two promissory notes from Winners Inc. in the aggregate of $315,000. The promissory notes are secured by tangible and intangible assets of Winners, Inc., bears interest at a rate of 10% per annum and will mature in November and December 2021.

The balance of the notes receivable as of September 30, 2021 is $ 515,000 with $200,000 past due. Subsequent to September 30, 2021, the Company has received $425,000 in principal from the notes receivable.

B.	Accrued interest income

During the year ended September 30, 2021, the Company recorded interest income receivable of $41,000 from the notes receivable.

C.	Investment in Winners Inc.

In July 2020, the Company purchased 500,000 shares of Winners Inc. common stock representing approximately 3% of Winners, Inc. issued and outstanding common stock in exchange for cash of $50,000.

The Company accounted for the investment to Winners Inc. pursuant to ASC 320, Investments - Debt and Equity, as the Company’s equity interest does not give it the ability to exercise significant influence (generally less than 20% of an investee’s equity) and accounts for the investment at fair value. The investment is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. As of September 30, 2020, the investment had a fair value of $35,000, resulting in a loss on investment of $15,000 during the year ended September 30, 2020.

On September 8, 2021 the Company started accounting for its investment in Winners, Inc as an equity method investment (See Note 6)

D.	Option to acquire common shares of Winners, Inc.

In August 2020, the Company obtained an option as amended from Thomas Terwilliger, Winners Inc.’s Chief Executive Officer and shareholder, to purchase 149,012,000 (14,901,200 pre-split) common shares for $175,000 for which the Company has provided a $100,000 non-refundable deposit. Once the Company has remitted the remaining $75,000 to Mr. Terwilliger, the option will be exercisable anytime through May 31, 2021 and which was subsequently extended.

The Company followed the guidance of ASC 321, Investment – Equity Securities and accounted the option at cost of $100,000 at September 30, 2020. The remaining balance of $75,000 was paid to Mr. Terwilliger and the option was exercised on September 8, 2020. (See Note 6)

E.	Investment in equity method investee - Winners, Inc.

The remaining balance of $75,000 was paid to Mr. Terwilliger and the option was exercised on September 8, 2021. The Company followed the guidance of ASC 323, Investment - Equity Method and Joint Ventures (See Note 6)

CLICKSTREAM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended September 30, 2021 and 2020

Note 4– Acquisition of Nebula Software Corp. (Asset Purchase)

On December 3, 2020, the Company acquired 100% of the outstanding shares of Nebula in exchange for 10,000,000 shares of common stock having a fair value of $128,000 ($0.0128/share), based upon the quoted closing trading price. The $128,000 was recorded as an intangible asset. In addition there was 10,000,000 additional common shares due as contingent consideration upon the launch of HeyPal™ App without major software bugs which inhibit large functionality. These were issued and accounted for as a $2,370,000 expense in March 2021 when the contingency occurred, which is included in general and administrative expenses.

With the acquisition, the Company is able to consolidate and complement existing content operations, trained workforce, proprietary software and operating platform, and the opportunity to generate future synergies with our existing business.

The Company has included the results of operations of Nebula from the acquisition date through the end of the period. There were no acquisition related costs.

Pursuant to ASU 2017-01, Business Combinations (Topic 805): “Clarifying the Definition of a Business”, this acquisition was determined to be that of an asset and not a business, therefore, there was not a business combination requiring acquisition accounting or related financial reporting. Since this was deemed to be an asset purchase, this did not result in the recognition of goodwill.

During the year ended September 30, 2021, the Company recorded an impairment expense of $128,000 since the asset has not generated any revenue and the Company cannot project any positive cash flows.

Note 5 – Acquisition of Rebel Blockchain, Inc. (“RBI”) (Asset Purchase)

On March 19, 2021, the Company acquired 100% of Rebel Blockchain, Inc. (a start-up) in exchange for a contingent consideration arrangement for additional compensation in the form of up to 15,000,000 of CLIS common shares

Pursuant to the agreement, the Company would be required to issue milestone payments in the form of common stock as follows:

●	2,000,000 shares upon launch of Nifter™ marketplace without major software bugs which inhibit large functionality subject to and issuable upon CLIS common stock 10-day volume weighted minimum average price per share of $0.30 within 15 days of the benchmark being reached.

●	3,000,000 shares upon reaching $100,000 in monthly gross merchandise value on the Nifter™ platform subject to and issuable upon CLIS common stock 10-day volume weighted minimum average price per share of $0.50 within 15 days of the benchmark being reached.

●	4,000,000 shares upon reaching $1,000,000 in yearly gross merchandise value on the Nifter™ platform subject to and issuable upon CLIS common stock 10-day volume weighted minimum average price per share of $0.75 within 15 days of the benchmark being reached.

●	6,000,000 shares upon reaching $10,000,000 in 3-year gross merchandise value on the Nifter™ platform subject to and issuable upon CLIS common stock 10-day volume weighted minimum average price per share of $ 1.00 within 15 days of the benchmark being reached.

As of the issuance date of this report, no contingency has been met and no contingent shares have been issued.

Pursuant to ASU 2017-01, Business Combinations (Topic 805): “Clarifying the Definition of a Business”, this acquisition was determined to be that of an asset and not a business, therefore, there was not a business combination requiring acquisition accounting or related financial reporting. Since this was deemed to be an asset purchase, this did not result in the recognition of goodwill and no assets or liabilities were recorded on the acquisition date as there was no initial consideration.

CLICKSTREAM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended September 30, 2021 and 2020

Note 6 – Equity Method Investment – Related Party

In fiscal 2020, the Company was granted by Thomas Terwilliger, Winners Inc.’s Chief Executive Officer an option to purchase 149,012,000 shares owned by him representing approximately 83.3% of the Winners Inc.’s then outstanding common stock for $175,000 for which the Company has provided a $100,000 non-refundable deposit in 2020. On September 8, 2021 the Company completed the option exercise and paid the remaining $75,000 to Thomas Terwilliger. Prior to the exercise of the option, the Company owned 5,000,000 shares of Winners, Inc. With the exercise of the option, the Company now owns 154,012,000 shares of the common stock of Winners, Inc. The total shares outstanding of Winners, Inc. on the date of exercise was 280,090,934.

As a result the Company owned approximately 55% of Winners, Inc. common shares but does not have voting control due to the outstanding Series A preferred stock which has super-voting rights (See Below)

Winners, Inc has outstanding Redeemable Preferred Stock with the following terms:

●	100,000,000 shares authorized
●	Par value – $0.001
●	Convertible – one hundred (100) shares of common stock for each one (1) share of preferred stock
●	Dividends – para passu with common stock
●	Voting - equivalent to the as converted number of common shares (100:1)
●	Liquidation value – no stated value but para passu with common stock on an as converted basis Deemed liquidation provision relating to any reorganization, recapitalization, reclassification, consolidation or merger.
●	Convertible – Automatic upon the later of (a) written consent of at least a majority of the then outstanding Series A preferred stock or (b) January 1, 2023.
●	Anti-dilution rights – Ability to maintain a 90% interest on a fully-diluted basis of all common stock and related common stock equivalents for the period ending January 1, 2024.

There are 9,000,000 Series A preferred shares issued and outstanding. The total voting power of those shares is 900,000,000 votes.

The Company conducted an analysis to determine the proper accounting method and although Clickstream directly holds less than 20% of the vote of Winners (approximately 5.5%), Clickstream can exert influence over Winners due to among other reasons, voting shares held by related parties of Clickstream and board representation. Therefore, the Company determined that the investment should be recorded pursuant ASC 323, Investment - Equity Method and Joint Ventures.

Accordingly, the Company has recognized the investment in Winners and its subsidiary VegasWinners, Inc. effective September 8, 2021 as an equity method investment.

At September 30, 2021 the underlying equity in net assets of Winners, Inc and its subsidiary was $1,456,000. The Company owns 54.99% of the common stock of Winners, Inc., or $800,000. The book value on the initial date of September 8, 2021 is $192,000. Therefore the book value exceeds the purchase price of $192,000 (See table below) by $608,000.

CLICKSTREAM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended September 30, 2021 and 2020

Consideration Paid:
Fair Value

Cash	$175,000
Pre-existing investment at fair value	$17,000
Total consideration paid	$192,000

The Company measured the fair value per share of the outstanding capital stock on the initial date of September 8, 2021 utilizing a dribble out method which resulted in a fair value of the pre-existing interest of $17,000.

A loss of $18,000 was recognized in operations on the re-measurement to fair value of the pre-existing equity interest held.

September 30, 2021
Initial recognition, September 8, 2021	$192,000
Proportionate loss of equity method investee	(87,000)
Investment in equity method investee - Winners, Inc.	$105,000

Summarized Financial Information of Investee

September 30, 2021

Revenues	$—
Operating expenses	154,000
Net Loss	$(154,000)

As of September 30, 2021, the Company owns 154,012,000 shares of Winners, Inc. The quoted closing price on that date was $.0517. As such, the market value of the investment based on the closing price is $7,962,420.

Note 7 – Notes Payable

From June 2016 through June 2017, the Company issued notes payable in the aggregate of $48,000 in exchange for cash. The notes payable are unsecured, bear interest starting at 8% up to 20% per annum, and matured starting in September 2016 through January 2018.

In March 2020, the Company issued notes payable in the aggregate of $330,000 in exchange for cash of $165,000, representing an original issue discount (OID) of $165,000. The notes did not bear interest, however, the implied interest rate was determined to be 50% as the notes were issued at a discount of 50%, and matured starting in June 2020 through September 2020. The OID was accounted as debt discount and was amortized to interest expense over the term of the notes payable.

During the year ended September 30, 2020, the Company paid all outstanding notes payable in the aggregate of $378,000. As of September 30, 2020, there were no outstanding balance of our notes payable.

The Company also issued five convertible notes payable with unrelated parties during 2021. The notes were issued with a combined principal value of $1,875,000 and original issuance discount of $375,000 for net proceeds of $1,500,000. The notes convert at $0.05 per share.

During the year ended September 30, 2021, one of these notes for $125,000 was repaid in cash, and the other four notes with a balance of $1,750,000 were converted into 35,000,000 shares of common stock. These notes have no balance as of September 30, 2021.

CLICKSTREAM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended September 30, 2021 and 2020

Note 8– Loan Payable - Stockholder

In fiscals 2017 and 2016, the Company issued promissory notes to a stockholder, in the aggregate of $65,000 in exchange for cash. The notes are unsecured and are due within ten days upon on the completion of an initial financing by the Company.

During the year ended September 30, 2020, the Company repaid the balance of $65,000. As of September 30, 2020, there was no outstanding balance of loan payable to stockholder.

Note 9– Related Party Transactions

Accounts Payable – Related Parties:

Accounts Payable – Related Parties represents unpaid fees to officers and stockholders for consulting and corporate services rendered to the Company.

During the year ended September 30, 2020, the Company entered into settlement agreements with certain officers and stockholders for the settlement of unpaid fees in the aggregate of $1,123,000 in exchange for cash payment of $100,000 and issuance of 6,750,000 shares of common stock with fair value of $18,000. As a result of these settlements, the Company recorded a gain of $1,005,000 to account the difference between the amount of debt settled and the fair value of the common shares issued. The gain was accounted as part of additional paid in capital pursuant to current accounting guidelines as it was the result of a settlement with related parties. As of September 30, 2020, outstanding amounts due to these officers and stockholders amounted to $9,000. During the year ended September 30, 2021, the balance has been repaid.

Advances from Stockholders:

Advances from stockholders represents cash advances received from stockholders or expenses paid by the stockholders on behalf of the Company.

During the year ended September 30, 2020, the Company recorded advances of $4,000 and paid $8,000. In addition, one stockholder settled advances of $8,000 in exchange for the issuance of 1,000,000 shares of common stock with a fair value of $3,000. As a result of this settlement, the Company recorded a gain of $5,000 to account for the difference between the amount of debt settled and the fair value of the common shares issued. The gain was accounted as part of additional paid in capital pursuant to current accounting guidelines as it was the result of settlement with a related party. As of September 30, 2020, outstanding advances from stockholders amounted to $7,000. During the year ended September 30, 2021, the balance has been repaid.

Consulting Agreements:

During fiscal 2020, the company executed consulting agreements with shareholders and/or officers of the Company ranging from 12 months to 36 months. As a result the Company recognized consulting expense of $238,000.

During fiscal 2021, the Company recognized consulting expense of $924,000.

Winners Inc:

During the year ended September 30, 2020, the Company received a promissory note from Winners, Inc. and also purchased equity interests. See Note 3.

CLICKSTREAM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended September 30, 2021 and 2020

Note 10– Convertible Series A Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock and has designated 4,000,000 preferred shares as Series A preferred.

The Series A has the following rights and privileges as amended:

●	have a conversion rate of 100 shares of Common Stock for each share of Preferred Stock;

●	shall be treated pari passu with Common Stock except that the dividend on each share of Preferred Stock shall be the amount of dividend declared and paid on each share of common stock multiplied by the Conversion rate;

●	shall be treated pari passu with Common Stock except that the liquidation payment on each share of Series A Convertible Preferred Stock shall be equal to the amount of the payment on each share of Common Stock multiplied by the Conversion Rate;

●	shall vote on all matters as a class with the holders of Common Stock and each share of Series A Convertible Preferred Stock shall be entitled to the number of votes per share equal to the Conversion Rate;

●

shall automatically be converted into shares of common stock at its then effective Conversion Rate upon the latest of:

a.     The closing of either a Form S-1 Registration or Form 1-A Offering under the Securities Act of 1933, as amended, covering the offer and sale to the public of Common Stock for the account of the Company   with $5,000,000 in cash proceeds to the Company, net of underwriting discounts;

b.     The written consent of the holders of at least a majority of the then outstanding Series A Convertible Preferred stock; and

c.     January 1, 2022

●	shall have anti-dilution rights (the “Anti-Dilution Rights”) during the Two-year period after the Series A Convertible Preferred converted into shares of Common Stock at its then effective conversion Rate. The anti- dilution rights shall be a pro-rata to the holder’s ownership of the Series A Convertible Preferred Stock. The company agrees to assure that the holders of the Series A Convertible Preferred Stock shall have and maintain at all times, full ratchet anti-dilution protection rights as to the total number of issued and outstanding shares of common stock and preferred stock of the Company from time to time, at the rate of 80%, calculated on a fully- diluted basis. In the event that the Company issues any shares of common stock, preferred stock or any security convertible into or exchangeable for common stock or preferred stock to any person or entity, the Company agrees to undertake all necessary measures as may be necessary or expedient to accommodate its performance under this Series A Convertible Preferred Stock Designation, including, without limitation, the amendment of its articles of incorporation to the extent necessary to provide for a sufficient number of shares of authorized common stock or preferred stock to be issued to Series A Convertible Preferred Stock holders so as to maintain in Series A Convertible Preferred Stock holders, a 80% interest in the common stock and preferred stock of the Company, calculated on a fully-diluted basis.

Issuance of Series A Convertible Preferred Stock

During the year ended September 30, 2020, the Company issued 1,000,000 shares of Series A Convertible Preferred Stock (Series A) in exchange for cash of $12,000 or $0.0125 per share. In addition, the Company issued 2,000,000 shares of its Series A to two non-related consultants for services rendered and 1,000,000 shares of its Series A to a related party pursuant to a consulting agreement with a total fair value of $38,000 which was based on the cash selling price of the Series A of $0.0125 per share

The Company considered accounting guidance to determine the appropriate treatment of the Series A shares. Accordingly, based on a deemed liquidation provision which causes potential cash redemption of the Series A shares, the Company recorded the issuance of its Series A for cash and services with a total amount of $50,000 as temporary equity.

CLICKSTREAM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended September 30, 2021 and 2020

Inherent Compensation

Prior to the issuance of the 4 million Series A shares in December 2019, the market capitalization of the Company was estimated to be $217,000 based upon the Company’s issued and outstanding common stock of 83,438,231 shares. The Company determined that the Series A shareholders were granted an inherent compensation/benefit since the Series A shares are convertible to 400,000,000 shares of common stock that will result in a substantial change in the ownership of the Company upon its conversion. At the date of the issuance of the Series A, holders of the Series A shares on an if converted basis, will potentially own approximately 83% of the Company. As such, the Company recorded stock compensation of $180,000 in 2020 based upon the estimated market capitalization of the Company and the estimated change in ownership to account for the inherent compensation as a result of the issuance of the Series A shares.

Note 11 - Stockholders’ Equity

Issuance of Common Stock for Services

During the year ended September 30, 2021, the Company issued a total of 3,877,179 shares of common stock to consultants with a fair value of $221,000 for services rendered. The common shares issued were valued at the trading price at the respective date of issuances.

During the year ended September 30, 2020, the Company issued a total of 8,022,394 shares of common stock to consultants with a fair value of $98,000 for services rendered. In addition, the Company also issued 21,250,000 shares of common stock to consultants with a fair value of $1,552,000 with a requisite service period of 12 months up to 24 months Pursuant to current accounting guidelines, the Company recorded the fair value of $1,571,000 as part of prepaid expenses and is being amortized over the corresponding requisite service period. During the year ended, the Company amortized a total of $461,000 of these prepaid stock compensation, leaving a balance of $ 1,105,000 in prepaid expenses as of September 30, 2020. These common shares issued were valued at the trading price at the respective date of issuances.

Issuance of Common Stock for Asset Acquisition

In December 2020, the Company issued 10,000,000 shares of common stock to acquire 100% of Nebula Software Corp. with a fair value of $128,000 based on the quoted trading price on the date of acquisition.

Issuance of Common Stock as Contingent Consideration

In March 2021, the Company issued 10,000,000 shares of common stock with a fair value of $2,370,000 to settle contingent consideration related to the Nebula Software Corp. acquisition upon settlement of the contingency which was the launch of the HeyPal app. The common shares were valued at the trading price on the date the contingency occurred. This amount is included in general and administrative expense in operations.

Issuance of Common Stock for Settlement of Debt

During the year ended September 30, 2021, the Company issued 35,000,000 shares of common stock, as conversion of notes payable with a fair value of $1,750,000. The conversion price was $0.05 which was the Regulation A offering price. There was no gain or loss on the conversion.

During the year ended September 30, 2020, the Company issued a total of 7,750,000 shares of common stock with a fair value of $21,000 to settle debts. In addition, the Company also issued 100,000 shares of common stock with a fair value of $8,000 to consultants as part of a settlement of debt that was accounted as a loss on settlement of debt. The common shares issued were valued at the trading price at the respective date of settlement.

CLICKSTREAM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended September 30, 2021 and 2020

Issuance of Common Stock for Cash

During the year ended September 30, 2020, the Company conducted a private placement offering. As a result of this offering, the Company issued 100,000,000 shares of common stock which resulted in cash proceeds of $5,000,000.

Note 12 – Research and Development Costs

Research and development costs consist of expenditures for the research and development of new products and technology. These costs are primarily expenses to vendors contracted to perform research projects and develop technology for the Company’s mobile gaming applications. Costs incurred for research and development are expensed as incurred.

During the year ended September 30, 2021, the Company incurred $692,000 of research and development expenses relating to the Company’s efforts to develop, design and enhance our mobile gaming app and the HeyPal app.

During the year ended September 30, 2020, the Company incurred $302,000 of research and development expenses relating to the Company’s efforts to develop, design and enhance our mobile gaming app.

Note 13– Commitments and Contingencies

Legal Matters

We are involved in certain legal proceedings that arise from time to time in the ordinary course of our business. Except for income tax contingencies, we record accruals for contingencies to the extent that our management concludes that the occurrence is probable and that the related amounts of loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. There are no legal proceeding currently pending.

Consulting Agreements

The Company has consulting agreements with various consultants and related party consultants with a service term ranging from 12 months up to 36 months. The following table summarizes the Company’s future payments/commitments as of September 30, 2021:

Year ending September 30:
2022	$803,000
2023	209,000
Total minimum payments	$1,012,000

A total of $1,012,000 of our future payments/commitments are due to related party consultants (see Note 9).

Other Commitments

Certain asset acquisition contingent consideration may be issuable in the future if contingency conditions are met (See Note 5).

CLICKSTREAM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended September 30, 2021 and 2020

Note 14 – Income Taxes

The Company did not record any income tax provision for the years ended September 30, 2021 and 2020 due to the Company’s net losses. The Company files income tax returns in the United States (“Federal”) and California (“State”) jurisdictions. The Company is subject to Federal and State income tax examinations by tax authorities for all years since September 30, 2015. At September 30, 2021, the Company had Federal and State net operating loss carry forwards available to offset future taxable income of approximately $ 7.85 million. These carry forwards will begin to expire in the year ending September 30, 2035, subject to IRS limitations, including change in ownership. The Company periodically evaluates the likelihood of the realization of deferred tax assets, and adjusts the carrying amount of the deferred tax assets by a valuation allowance to the extent the future realization of the deferred tax assets is not judged to be more likely than not. The Company considers many factors when assessing the likelihood of future realization of our deferred tax assets, including recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income or loss, the carry-forward periods available to us for tax reporting purposes, and other relevant factors.

At September 30, 2021 and 2020, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company determined that it was more likely than not that its deferred tax assets of approximately $1.929 million would not be realized. Accordingly, the Company has recorded a valuation allowance for 100% of its cumulative deferred tax assets. The components of our deferred tax assets are as follows.

	9/30/2021	9/30/2020
Net Operating Loss Carryforward	$1,921,000	$445,000
Less: Non-cash items and other temporary differences	8,000	238,000
Total net deferred tax assets	1,929,000	683,000
Less: valuation allowance	(1,929,000)	(683,000)
Net Deferred tax assets	$—	$—

A reconciliation of income taxes with the amount computed at the statutory rate are as follows:

	9/30/2021	9/30/2020
Computed tax provision (benefit) at federal statutory rate	-21%	-21%
State income taxes, net of federal benefit	-3%	-3%
Permanent differences	8%	-1%
Change in valuation allowance	16%	-25%
	0%	0%

CLICKSTREAM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended September 30, 2021 and 2020

Note 15– Subsequent Events

Subsequent to September 30, 2021, the Company issued a total of 6,797,534 shares of common stock to consultants with a fair value of $436,000 for services rendered. The common shares issued were valued at the trading price at the respective date of issuances.

Subsequent to September 30, 2021, the Company issued a total of 20,000,000 shares of common stock in a private placement offering for cash proceeds of $1,000,000.

On October 14, 2021, the Company issued a total of 1,550,000 shares of common stock as settlement of an employment agreement with a former employee. The common shares were valued at the trading price of $0.10 on the settlement date or $155,000. As there was $9,000 accrued to the employee, the Company will recognize a loss on the settlement of $146,000.

Subsequent to September 30, 2021, the Company issued a convertible note payable in the aggregate of $169,000 in exchange for cash of $154,000, representing an original issue discount (OID) of $15,000. A one-time interest charge of 10% was applied and $17,000 was added to the principal. The principal and interest is to be paid equally over ten consecutive payments for a total of $186,000, with a final maturity date of December 9, 2022. First payment was due January 10, 2022 and was paid by the Company. There is a cross-default provision whereby the note becomes immediately due in the event of default and the total obligation is equal to 150% times of the then outstanding balance plus default interest.

If any of the following events of default listed below shall occur, and if the borrower fails to pay the default amount within five (5) business days of written notice that such amount is due and payable, then the holder shall have the right at any time, to convert the balance owed pursuant to the note including the default amount into shares of common stock of the Company as set forth herein.

Failure to Pay Principal and Interest. The Borrower fails to pay the principal hereof or interest thereon when due on this Note, whether at maturity, upon acceleration or otherwise and such breach continues for a period of five (5) days after written notice from the Holder.

Breach of Covenants. The Borrower breaches any material covenant or other material term or condition contained in this Note and any collateral documents including but not limited to the Purchase Agreement and such breach continues for a period of twenty (20) days after written notice thereof to the Borrower from the Holder.

Breach of Representations and Warranties. Any representation or warranty of the Borrower made herein or in any agreement, statement or certificate given in writing pursuant hereto or in connection herewith (including, without limitation, the Purchase Agreement), shall be false or misleading in any material respect when made and the breach of which has (or with the passage of time will have) a material adverse effect on the rights of the Holder with respect to this Note or the Purchase Agreement.

Receiver or Trustee. The Borrower or any subsidiary of the Borrower shall make an assignment for the benefit of creditors, or apply for or consent to the appointment of a receiver or trustee for it or for a substantial part of its property or business, or such a receiver or trustee shall otherwise be appointed.

Bankruptcy. Bankruptcy, insolvency, reorganization or liquidation proceedings or other proceedings, voluntary or involuntary, for relief under any bankruptcy law or any law for the relief of debtors shall be instituted by or against the Borrower or any subsidiary of the Borrower.

CLICKSTREAM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended September 30, 2021 and 2020

Delisting of Common Stock. The Borrower shall fail to maintain the listing of the Common Stock on at least one of the OTC (which specifically includes the quotation platforms maintained by the OTC Markets Group) or an equivalent replacement exchange, the Nasdaq National Market, the Nasdaq SmallCap Market, the New York Stock Exchange, or the American Stock Exchange.

Failure to Comply with the Exchange Act. The Borrower shall fail to comply with the reporting requirements of the Exchange Act; and/or the Borrower shall cease to be subject to the reporting requirements of the Exchange Act.

Liquidation. Any dissolution, liquidation, or winding up of Borrower or any substantial portion of its business.

Cessation of Operations. Any cessation of operations by Borrower or Borrower admits it is otherwise generally unable to pay its debts as such debts become due, provided, however, that any disclosure of the Borrower’s ability to continue as a “going concern” shall not be an admission that the Borrower cannot pay its debts as they become due.

Financial Statement Restatement. The restatement of any financial statements filed by the Borrower with the SEC at any time after 180 days after the Issuance Date for any date or period until this Note is no longer outstanding, if the result of such restatement would, by comparison to the un-restated financial statement, have constituted a material adverse effect on the rights of the Holder with respect to this Note or the Purchase Agreement.

Replacement of Transfer Agent. In the event that the Borrower proposes to replace its transfer agent, the Borrower fails to provide, prior to the effective date of such replacement, a fully executed Irrevocable Transfer Agent Instructions in a form as initially delivered pursuant to the Purchase Agreement (including but not limited to the provision to irrevocably reserve shares of Common Stock in the Reserved Amount) signed by the successor transfer agent to Borrower and the Borrower.

Cross-Default. Notwithstanding anything to the contrary contained in this Note or the other related or companion documents, a breach or default by the Borrower of any covenant or other term or condition contained in any of the Other Agreements, after the passage of all applicable notice and cure or grace periods, shall, at the option of the Holder, be considered a default under this Note and the Other Agreements, in which event the Holder shall be entitled (but in no event required) to apply all rights and remedies of the Holder under the terms of this Note and the Other Agreements by reason of a default under said Other Agreement or hereunder. “Other Agreements” means, collectively, all agreements and instruments between, among or by: (1) the Borrower, and, or for the benefit of, (2) the Holder and any affiliate of the Holder, including, without limitation, promissory notes; provided, however, the term “Other Agreements” shall not include the related or companion documents to this Note. Each of the loan transactions will be cross-defaulted with each other loan transaction and with all other existing and future debt of Borrower to the Holder.

The note is convertible with a conversion price of 75% of the lowest trading price during the ten trading days prior to the conversion date. The OID will be accounted as debt discount and will be amortized to interest expense over the term of the note payable. The note will be treated as stock settled debt.

Subsequent to September 30, 2021, the Company issued a convertible note payable in the aggregate of $600,000 in exchange for cash of $500,000, representing an original issue discount (OID) of $100,000. The note bears interest at 8% per annum and all principal and unpaid interest are due and payable on maturity on May 16, 2022. From the period commencing February 16, 2022 and terminating on maturity date, the noteholder has the right to exchange the principal plus accrued interest into shares of the Company’s qualified Reg A offering. The note is convertible with a conversion price of $0.04 per share provided that number of shares beneficially owned by the noteholder and its affiliates results in the beneficial ownership exceeding 4.99% of the then outstanding shares of common stock.

CLICKSTREAM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended September 30, 2021 and 2020

In the event of default the entire unpaid principal and accrued interest become immediately due and payable upon the occurrence of any of the following events:

(a) any failure on the part of the Company to make any payment under this Note when due, and such failure continues for five (5) days after the due date; accrued interest shall default to the maximum legal rate.

(b) the Company’s commencement (or take any action for the purpose of commencing) of any proceeding under any bankruptcy, or for the reorganization of any party liable hereon, whether as maker, endorser, guarantor, surety or otherwise, or for the readjustment of any of the debts of any of the foregoing parties, under the Federal Bankruptcy Code, as amended, or any part thereof, or under any other laws, whether state or Federal, for the relief of debtors, now or hereafter existing, by any of the foregoing parties, or against any of the foregoing parties;

(c) a proceeding shall be commenced against the Company under any bankruptcy, reorganization, arrangement, readjustment of debt, moratorium or similar law or statute and relief is ordered against such party, or the proceeding is controverted but is not dismissed within thirty (30) days after the commencement thereof;

(d) the appointment of a receiver, trustee or custodian for all or substantially all of the assets of the Company, which appointment remains in place for at least one hundred twenty (120) days, the dissolution or liquidation of the Company; or

(e) the admission by the Company of its inability to pay its debts as they mature, or an assignment for the benefit of the creditors of the Company.

The OID will be accounted as debt discount and will be amortized to interest expense over the term of the notes payable.

In addition, the Company has reserved a total 43,296,296 shares as per the notes payable agreements.

Subsequent to September 30, 2021, the Company has received $425,000 in principal from the notes receivable - Winners, Inc.

Subsequent to September 30, 2021, the Company entered into a stock purchase agreement whereby the Company purchased back 462,500 Series A preferred shares from a related party for the total sum of $100,000 on the following terms. Initially, $50,000 was paid within one day of execution of the agreement and the remaining balance of $50,000 shall be paid over 12 equal monthly installments of $4,166.67 commencing March 1, 2022. The preferred shares will be surrendered to the Company pro-rata as the payments are made.