Form 10-Q
period 2021-12-31
ClickStream Corp
filed 2022-02-22
CIK 1393548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2021.

☐  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____.

Commission File Number 000-52944

Clickstream Corporation

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	46-5582243 (I.R.S. Employer Identification Number)

8549 Wilshire Blvd. Suite 2181

Beverly Hills, CA 90211

 (Address of principal executive offices and zip code)

(213) 205-0684

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of exchange on which registered
Common Stock, $0.001 par value per share	CLIS	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of February 16, 2022, the issuer had 307,785,338 shares of common stock outstanding.

Clickstream Corporation and Subsidiaries

FORM 10-Q

For the Quarter Ended December 31, 2021

Clickstream Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
(Rounded to nearest thousand except for share quantities)

	December 31,	September 30,
	2021	2021
Assets:	(unaudited)
Current assets
Cash	$726,000	$422,000
Prepaid expenses	243,000	102,000
Note receivable and accrued interest - Winners Inc. - Related Party	152,000	556,000
Total current assets	1,121,000	1,080,000

Investment in equity method investee - Winners, Inc. - Related Party	—	105,000
Total assets	$1,121,000	$1,185,000

Liabilities and Stockholders’ Equity:

Current liabilities
Accounts payable and accrued expenses	181,000	207,000
Convertible notes payable, net of discounts of $104,000 and plus premium of $62,000 at December 31, 2021	744,000	—
Total current liabilities	925,000	207,000

Total liabilities	925,000	207,000

Commitments and contingencies (Note 13)		-

Series A Convertible Preferred stock, par value $0.001, 10,000,000 shares authorized, 4,000,000 shares issued and outstanding as of December 31, 2021 and September 30, 2021, respectively	50,000	50,000

Stockholders’ Equity
Common stock, par value $0.0001, 2,000,000,000 shares authorized, 302,785,338 and 279,437,804, shares issued and outstanding as of December 31, 2021 and September 30, 2021, respectively	30,000	28,000
Common stock issuable, 140,000 shares as of December 31, 2021 and September 30, 2021, respectively	—	—
Additional paid-in capital	15,789,000	14,464,000
Accumulated deficit	(15,673,000)	(13,564,000)
Total stockholders’ equity	146,000	928,000

Total liabilities and stockholders’ equity	$1,121,000	$1,185,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Clickstream Corp. and Subsidiaries
Condensed Consolidated Statements of Operations
(Rounded to nearest thousand except for share and per share data)

	For the Three Months Ended
	December 31,
	2021	2020
	(unaudited)	(unaudited)
Revenues	$—	$—

Operating Expenses:
Research and development	82,000	233,000
General and administrative	1,701,000	731,000
Loss from Operations	1,783,000	964,000

Other (Income) Expense
Settlement of employment agreement	146,000	—
Amortization of debt discount	27,000	—
Interest expense	69,000	—
Interest income	(21,000)	—
Total Other (Income) Expense, net	221,000	—

Loss before equity method investee loss	(2,004,000)	(964,000)
Loss of equity method investee	(105,000)	—
Net loss	$(2,109,000)	$(964,000)

Net loss per share
Basic and diluted	$(0.01)	$(0.00)

Weighted average common shares outstanding
Basic and diluted	292,990,766	223,664,973

The accompanying notes are an integral part of these condensed consolidated financial statements.

Clickstream Corp. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Rounded to nearest thousand except for share quantities)
(Unaudited)

	Common Stock		Common Stock Issuable		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, September 30, 2021	279,437,804	$28,000	140,000	$—	$14,464,000	$(13,564,000)	$928,000

Issuance of common stock for services	6,797,534	1,000	—	—	421,000	—	422,000

Issuance of common stock for private placement	15,000,000	1,000	—	—	749,000	—	750,000

Issuance of stock for settlement of employment agreement	1,550,000	—	—	—	155,000	—	155,000

Net loss	—	—	—	—	—	(2,109,000)	(2,109,000)

Balance, December 31, 2021	302,785,338	$30,000	140,000	$—	$15,789,000	$(15,673,000)	$146,000

Balance, September 30, 2020	220,560,625	$22,000	140,000	$—	$10,001,000	$(5,778,000)	$4,245,000

Issuance of common stock for acquisition of Nebula Software Corp.	10,000,000	1,000	—	—	127,000	—	128,000

Issuance of common stock for services	100,000	—		—	8,000		8,000

Net loss						(964,000)	(964,000)

Balance, December 31, 2020	230,660,625	$23,000	140,000	$—	$10,136,000	$(6,742,000)	$3,417,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Clickstream Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Rounded to nearest thousand)

	For the Three Months Ended
	December 31,
	2021	2020
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,109,000)	$(964,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	27,000	—
Premium on debt	62,000	—
Settlement of employment agreement	146,000	—
Amortization of prepaid stock compensation	—	364,000
Stock based compensation	423,000	—
Loss of equity method investee	105,000	—
Effect of changes in:
Prepaid expenses	(141,000)	8,000
Interest receivable	(21,000)	—
Accounts payable and accrued expenses	(17,000)	(123,000)
Net Cash Used in Operating Activities	(1,525,000)	(715,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advance to Winners, Inc.	—	(315,000)
Repayment received on advance to Winners, Inc.	425,000	—
Net Cash Provided by (Used in) Investing Activities	425,000	(315,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	654,000	—
Proceeds from private placement offering	750,000	—
Net Cash Provided by Financing Activities	1,404,000	—

Net Increase (Decrease) in Cash	304,000	(1,030,000)
Cash at Beginning of Period	422,000	3,015,000
Cash at End of Period	$726,000	$1,985,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—
Income taxes paid	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued expense settled with common stock	$9,000	$—
Discounts recorded on debt	$131,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLICKSTREAM CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended December 31, 2021 and 2020

(unaudited)

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

For the Three Months Ended December 31, 2021 and 2020

(unaudited)

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

Going Concern and Management’s Plans

These condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying consolidated financial statements, for the three months ended December 31, 2021, the Company had:

●	Net loss of $2,109,000; and

●	Net cash used in operations was $1,525,000

CLICKSTREAM CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended December 31, 2021 and 2020

(unaudited)

Additionally, at December 31, 2021, the Company had:

●	Accumulated deficit of $15,673,000

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company has cash on hand of $726,000 at December 31, 2021. Although the Company intends to raise additional debt or equity capital, the Company expects to continue to incur significant losses from operations and have negative cash flows from operating activities for the near-term. These losses could be significant as the Company has not yet generated revenues but has continuing operating expenses including but not limited to compensation, professional fees, software development and regulatory.

The Company has incurred significant losses since its inception and has not demonstrated an ability to generate sufficient revenues from the sales of its products or services to achieve profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the twelve months ended December 31, 2022, and our current capital structure including equity-based instruments and our obligations and debts.

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

CLICKSTREAM CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended December 31, 2021 and 2020

(unaudited)

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange commission for interim financial information, which includes consolidated interim financial statements and present their consolidated interim financial statements of the Accompany and its wholly-owned subsidiaries as of December 31, 2021. All intercompany transactions and balances have been eliminated. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows have been made. These adjustments consist of normal and recurring adjustments. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended September 30, 2021, and footnotes thereto included in the Company’s Report on Form 10-K filed with the SEC on February 11, 2022. The results of operations for the three months ended December 31, 2021, are not necessarily indicative of the results expected for the full year.

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

Significant estimates during the periods ended December 31, 2021 and 2020, respectively, include relative fair value of assets acquired, valuation of intangible assets for impairment testing, valuation of stock-based compensation, and the valuation allowance on deferred tax assets.

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

For the Three Months Ended December 31, 2021 and 2020

(unaudited)

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

The Company recorded intangible assets for an asset acquisition (See Note 4). The Company performs impairment tests on these assets to reduce such asset to their fair value as applicable. These are considered level 3 non-recurring fair value measurements. The Company may use both qualitative and quantitative techniques such as the income method to value such assets. At September 30, 2021, the Company recorded impairment of intangible assets of $128,000, resulting in a net book value of zero.

The Company’s financial instruments, including cash, accounts payable and accrued expenses, and accounts payable and accrued expenses – related party, are carried at historical cost. At December 31, 2021 and 2020, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

For the Three Months Ended December 31, 2021 and 2020

(unaudited)

Cash and Cash Equivalents and Concentration of Credit Risk

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents.

At December 31, 2021 and September 30, 2021, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $210,000. At December 31, 2021 and September 30, 2021, the Company had cash in banks exceeding the insured FDIC limit of $225,000 and $172,000, respectively.

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

For the Three Months Ended December 31, 2021 and 2020

(unaudited)

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded for the years ended September 30, 2021 and 2020, respectively.

As of December 31, 2021, tax years 2018-2020 remain open for IRS audit.

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

The Company recognized $288,000 and $0 in marketing and advertising costs during the three months ended December 31, 2021 and 2020, respectively.

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

CLICKSTREAM CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended December 31, 2021 and 2020

(unaudited)

Basic and Diluted Earnings(Loss) per Share

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

The following potentially dilutive equity securities outstanding as of December 31, 2021 and September 31, 2021 are as follows:

	December 31, 2021	September 30, 2021
Series A, convertible preferred stock (1)	400,000,000	400,000,000
Convertible notes payable	26,749,254	0
Total common stock equivalents	426,749,254	400,000,000
(1) each share converts to 100 shares of common stock

Based on the potential common stock equivalents noted above at December 31, 2021, the Company has sufficient authorized shares of common stock (2,000,000,000) to settle any potential exercises of common stock equivalents.

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

For the Three Months Ended December 31, 2021 and 2020

(unaudited)

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

These transactions are as follows:

	12/31/2021	9/30/2021
A. Notes Receivable	$90,000	$515,000
B. Accrued interest income	62,000	41,000
C. Investment in Winners, Inc.	—	—
D. Option to acquire common shares of Winners, Inc.	—	—
E. Investment in Winners, Inc. equity investment method	—	105,000
	$152,000	$661,000

CLICKSTREAM CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended December 31, 2021 and 2020

(unaudited)

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

The note is secured by all tangible and intangible assets of Winners Inc., bears interest at a rate of 10% per annum and matured on August 11, 2021. Subsequent to the receipt of the promissory note, a total of $150,000 has been collected. The balance of the note receivable as of September 30, 2020 is $ 200,000. This note is past due as of December 31, 2021

During the year ended September, 2021, the Company received two promissory notes from Winners Inc. in the aggregate of $315,000. The promissory notes are secured by tangible and intangible assets of Winners, Inc., bears interest at a rate of 10% per annum and matured in November and December 2021.

During the three months ended December 31, 2021 the Company received $425,000 in principal from the notes receivable.

The balance of the notes receivable as of December 31, 2021 is $90,000, which is past due.

B. Accrued interest income

During the three months ended December 31, 2021, the Company recorded interest income receivable of $21,000 from the notes receivable. The balance of accrued interest at December 31, 2021 is $62,000

C. Investment in Winners Inc.

In July 2020, the Company purchased 500,000 shares of Winners Inc. common stock representing approximately 3% of Winners, Inc. issued and outstanding common stock in exchange for cash of $50,000.

The Company accounted for the investment to Winners Inc. pursuant to ASC 320, Investments - Debt and Equity, as the Company’s equity interest does not give it the ability to exercise significant influence (generally less than 20% of an investee’s equity) and accounts for the investment at fair value. The investment is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. As of September 30, 2020, the investment had a fair value of $35,000, resulting in a loss on investment of $15,000 during the year ended December 31, 2020.

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

The Company followed the guidance of ASC 321, Investment – Equity Securities and accounted the option at cost of $100,000 at September 30, 2020. The remaining balance of $75,000 was paid to Mr. Terwilliger and the option was exercised on September 8, 2021. (See Note 6)

CLICKSTREAM CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended December 31, 2021 and 2020

(unaudited)

E. Investment in equity method investee - Winners, Inc.

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

For the Three Months Ended December 31, 2021 and 2020

(unaudited)

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

Note 6 – Equity Method Investment - Related Party

In fiscal 2020, the Company was granted by Thomas Terwilliger, Winners Inc.’s Chief Executive Officer an option to purchase 149,012,000 shares owned by him representing approximately 83.3% of the Winners Inc.’s then outstanding common stock for $175,000 for which the Company has provided a $100,000 non-refundable deposit in 2020. On September 8, 2021 the Company completed the option exercise and paid the remaining $75,000. Prior to the exercise of the option, the Company owned 5,000,000 shares of Winners, Inc. With the exercise of the option, the Company now owns 154,012,000 shares of the common stock of Winners, Inc. The total shares outstanding of Winners, Inc. on the date of exercise was 280,090,934.

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

For the Three Months Ended December 31, 2021 and 2020

(unaudited)

Consideration Paid:

Fair Value

Cash	$175,000
Pre-existing investment at fair value	$17,000
Total consideration paid	$192,000

The Company measured the fair value per share of the outstanding capital stock on the initial date of September 8, 2021 utilizing a dribble out method which resulted in a fair value of the pre-existing interest of $17,000.

A loss of $18,000 was recognized in operations on September 8, 2021, the re-measurement to fair value of the pre-existing equity interest held.

December 31, 2021
Initial recognition, September 8, 2021	$192,000
Loss of equity method investee	(87,000)
Investment in equity method investee - Winners, Inc. Sept 30, 2021	$105,000
Loss of equity method investee	(105,000)
Investment in equity method investee - Winners, Inc. Dec. 31, 2021	$—

As of December 31, 2021, the Company owns 154,012,000 shares of Winners, Inc. The quoted closing price on that date was $.0161. As such, the market value of the investment based on the closing price is $2,479,593.

Note 7 – Notes Payable

On December 9, 2021, the Company issued a convertible note payable in the aggregate of $169,000 in exchange for cash of $154,000, representing an original issue discount (OID) of $15,000. A one-time interest charge of 10% was applied and

$17,000 was added to the principal with an offsetting initial debt discount of $17,000. The principal and interest is to be paid equally over ten consecutive payments for a total of $186,000, with a final maturity date of December 9, 2022. First payment was due January 10, 2022 and was paid by the Company. There is a cross-default provision whereby the note becomes immediately due in the event of default and the total obligation is equal to 150% times of the then outstanding balance plus default interest.

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

For the Three Months Ended December 31, 2021 and 2020

(unaudited)

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

CLICKSTREAM CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended December 31, 2021 and 2020

(unaudited)

The note is convertible with a conversion price of 75% of the lowest trading price during the ten trading days prior to the conversion date. The OID was accounted as debt discount and will be amortized to interest expense over the term of the note payable. The note will be treated as stock settled debt. As such, the company recorded a debt premium of $62,000.

During the three months ended December 31, 2021 the Company amortized $2,000 of debt discount and accrued interest of $1,000. As of December 31, 2021, outstanding balance of the note payable was as follow:

Note principal	$169,000
Prepaid interest added to principal	17,000
Unamortized prepaid interest discount	(16,000)
Unamortized OID discount	(14,000)
Debt premium	62,000
$218,000

On November 16, 2021, the Company issued a convertible note payable in the aggregate of $600,000 in exchange for cash of $500,000, representing an original issue discount (OID) of $100,000. The note bears interest at 8% per annum and all principal and unpaid interest are due and payable on maturity on May 16, 2022. From the period commencing February 16, 2022 and terminating on maturity date, the noteholder has the right to exchange the principal plus accrued interest into shares of the Company’s qualified Reg A offering. The note is convertible with a conversion price of $0.04 per share provided that number of shares beneficially owned by the noteholder and its affiliates results in the beneficial ownership exceeding 4.99% of the then outstanding shares of common stock.

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

For the Three Months Ended December 31, 2021 and 2020

(unaudited)

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

The OID has been accounted as debt discount and will be amortized to interest expense over the term of the notes payable.

During the three months ended December 31, 2021 the Company amortized $26,000 of debt discount and accrued interest of $4,000. The note payable balance was as follows at December 31, 2021:

Note principal	$600,000
Unamortized OID discount	(74,000)
$526,000

In addition, the Company has reserved a total 43,296,296 shares as per the notes payable agreements.

Note 8– Related Party Transactions

Consulting Agreements:

During fiscal 2020, the company executed consulting agreements with shareholders and/or officers of the Company ranging from 12 months to 36 months.

During the three months ended December 31, 2021 and 2020, the Company recognized consulting expense – related parties of $422,000 and $244,000, respectively.

Winners Inc:

During the three months ended December 31, 2021, the Company received a $425,000 principal payments in regards to the promissory notes from Winners, Inc. See Note 3.

CLICKSTREAM CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended December 31, 2021 and 2020

(unaudited)

Note 9– Convertible Series A Preferred Stock

Issuance of Series A Preferred Stock

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

For the Three Months Ended December 31, 2021 and 2020

(unaudited)

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

Note 10 - Stockholders’ Equity

Issuance of Common Stock for Services

During the three months ended December 31, 2021, the Company issued a total of 6,797,534 shares of common stock to consultants with a fair value of $422,000 for services rendered. The common shares issued were valued at the trading price at the respective date of issuances.

During the three months ended December 31, 2020, the Company issued a total of 100,000 shares of common stock to a consultant with a fair value of $8,000 for services rendered.

Issuance of Common Stock for Settlement of Employment Agreement

On October 14, 2021, the Company issued a total of 1,550,000 shares of common stock as settlement of an employment agreement with a former employee. The common shares were valued at the trading price of $0.10 on the settlement date or $155,000. As there was $9,000 accrued to the employee, the Company recognized a loss on the settlement of $146,000.

Issuance of Common Stock for Cash

During the three months December 31, 2021, the Company issued a total of 15,000,000 shares of common stock in a private placement offering for cash proceeds of $750,000.

Issuance of Common Stock for Acquisition

During the three months ended December 31, 2020, the Company issued 10,000,000 shares of common stock to acquire 100% of Nebula Software Corp. with a fair value of $128,000.

CLICKSTREAM CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended December 31, 2021 and 2020

(unaudited)

Note 11 – Research and Development Costs

Research and development costs consist of expenditures for the research and development of new products and technology. These costs are primarily expenses to vendors contracted to perform research projects and develop technology for the Company’s mobile gaming applications. Costs incurred for research and development are expensed as incurred.

During the three months ended December 31, 2021, the Company incurred $82,000 of research and development expenses relating to the Company’s efforts to develop, design and enhance our mobile gaming app and the HeyPal app.

During the three months ended December 31, 2020, the Company incurred $233,000 of research and development expenses relating to the Company’s efforts to develop, design and enhance our mobile gaming app.

Note 12– Commitments and Contingencies

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

Consulting Agreements

The Company has consulting agreements with various consultants and related party consultants with a service term ranging from 12 months up to 36 months. The following table summarizes the Company’s future payments/commitments as of December 31, 2021:

Year ending September 30:
2022	$543,000
2023	194,000
Total minimum payments	$737,000

Other Commitments

Certain asset acquisition contingent consideration may be issuable in the future if contingency conditions are met (See Note 5).

Note 13– Subsequent Events

Subsequent to December 31, 2021, the Company entered into a stock purchase agreement whereby the Company purchased back 462,500 Series A preferred shares from a related party for the total sum of $100,000 on the following terms. Initially, $50,000 was paid within one day of execution of the agreement and the remaining balance of $50,000 shall be paid over 12 equal monthly installments of $4,166.67 commencing March 1, 2022. The preferred shares will be surrendered to the Company pro-rata as the payments are made.

Subsequent to December 31, 2021, the Company issued a total of 5,000,000 shares of common stock in a private placement offering for cash proceeds of $250,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding our current beliefs, goals and expectations about matters such as our expected financial position and operating results, our business strategy and our financing plans. The forward-looking statements in this report are not based on historical facts, but rather reflect the current expectations of our management concerning future results and events. The forward-looking statements generally can be identified by the use of terms such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “may,” “guidance,” “estimate,” “potential,” “outlook,” “target,” “forecast,” “likely” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are, or may be, forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. We cannot guarantee that our forward-looking statements will turn out to be correct or that our beliefs and goals will not change. Our actual results could be very different from and worse than our expectations for various reasons. You should review carefully all information, including the discussion of risk factors under “Part I. Item 1A: Risk Factors” and “Part II. Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Form 10-K for the year ended September 30, 2021. Any forward-looking statements in the Form 10-Q are made only as of the date hereof and, except as may be required by law, we do not have any obligation to publicly update any forward-looking statements contained in this Form 10-Q to reflect subsequent events or circumstances.

Throughout this Quarterly Report on Form 10-Q, the terms “CLIS,” ”we,” “us,” ”our,” “the company” and “our company” refer to Clickstream Corporation, a Nevada corporation and its subsidiaries.

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

Recent Developments

Issuance of Common Stock for Services

During the three months ended December 31, 2021, the Company issued a total of 6,797,534 shares of common stock to consultants with a fair value of $422,000 for services rendered. The common shares issued were valued at the trading price at the respective date of issuances.

Issuance of Common Stock for Settlement of Employment Agreement

On October 14, 2021, the Company issued a total of 1,550,000 shares of common stock as settlement of an employment agreement with a former employee. The common shares were valued at the trading price of $0.10 on the settlement date or $155,000. As there was $9,000 accrued to the employee, the Company recognized a loss on the settlement of $146,000.

Issuance of Common Stock for Cash

During the three months December 31, 2021, the Company issued a total of 15,000,000 shares of common stock in a private placement offering for cash proceeds of $750,000.

Results of Operations—Comparison of the Three Months Ended December 31, 2021 and 2020

Research and Development Expenses

During the three months ended December 31, 2021 and 2020, we incurred $82,000 and $233,000 million of research and development expenses, respectively. A decrease of $151,000. This is mainly due to the research and development expenses incurred for the HeyPal™ app and Nifter™ music NFT. In December 2020, the Company acquired Nebula Software Corp. owner of HeyPal™. In March 2021, the Company acquired Rebel Blockchain, Inc. the owner of Nifter™ Music NFT Marketplace. Nebula incurred $63,000 during 2021 and Rebel Blockchain incurred $7,000 during 2021. This increase of $70,000 was offset by a reduction in Clickstream Corp of $221,000 which incurred $12,000 during 2021 as compared to $233,000 during 2020.

Selling, general and administrative expenses

During the three months ended December 31, 2021 and 2020, we incurred $1,701,000 and $731,000 million of selling, general and administrative expenses, respectively. An increase of $970,000. Stock based compensation for 2021 was $423,000 as compared to $364,000 for 2020. Additional selling, general, and administrative expenses in 2021 were due to increased spending on investor relations campaigns to broaden awareness of the Company, additional spending on sales and marketing, additional spending on consulting costs and increased legal costs primarily associated with regulatory and financing efforts as well as expenses from the operations of Nebula Software Corp. and Rebel Blockchain, Inc.

Settlement of employment agreement

During the three months ended December 31, 2021, the Company recorded a loss on settlement of employment agreement of $146,000 related to an employment agreement with a former employee that was settled with shares of common stock. There was no such loss in three months ended December 31, 2020.

Amortization of debt discount

Amortization of debt discount was $27,000 and $0 for the three months ended December 31, 2021 and 2020, respectively. The increase is due to an increase in non-cash amortization of debt issuance costs associated with the issuance of convertible debentures during the three months ended December 31, 2021. There was no such amortization of debt discount in three months ended December 31, 2020.

Interest Expense

During the three months ended December 31, 2021, the Company recorded interest expense of $69,000 associated with the issuance of convertible debentures during the three months ended December 31, 2021. Of this amount, $62,000 was debt premium recorded upon the issuance of a convertible note payable as the note was treated as stock settled debt. There was no such interest expense accrued in three months ended December 31, 2020.

Interest Income

During the three months ended December 31, 2021, the Company recorded interest income receivable of $21,000 from the notes receivable – Winners, Inc. There was no such interest income accrued in three months ended December 31, 2020.

Liquidity and Capital Resources

As of September 30, 2021, we had cash of $726,000. The Company’s current operations have focused on business planning, raising capital, continued research and development and sales and marketing. The Company has not generated any revenue from product sales. The Company has sustained operating losses since inception and expects such losses to continue over the foreseeable future. During the three months ended September 30, 2021, the Company raised $654,000 net of $115,000 original issue discounts through a series of issuances of convertible debentures. In addition the Company raised $750,000 from the sale of common stock in a private placement. The Company also received $425,000 in repayment received on advances to Winners, Inc. We anticipate that cash utilized for selling, general, and administrative expenses will range between $1 and $2 million in the coming quarters, while research and development expenses will continue. The Company is pursuing several alternatives to address this situation, including the raising of additional funding through equity or debt financings. In order to finance existing operations and pay current liabilities over the next twelve months, the Company will need to raise an additional $5 million of capital in 2022.

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

Recently Issued Accounting Standards

See discussion in Note 2 to the condensed consolidated financial statements.

Inflation

We believe that inflation has not had a material adverse impact on our business or operating results during the periods presented.

Off-balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This company qualifies as a smaller reporting company, as defined in 17 C.F.R. §229.10(f)(1) and is not required to provide information by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2021. Based on that evaluation we have concluded that our disclosure controls and procedures were not effective as of December 31, 2021 as a result of material weaknesses in internal control over financial reporting due to (i) inadequate segregation of duties, (ii) risks of executive override and (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both U.S. GAAP and SEC regulation, in each case, as described in “Item 9A. Controls and Procedures” in the Company’s Form 10-K for the year ended September 3, 2021.

The Company is taking steps, and intends to take additional steps, to mitigate the issues identified and implement a functional system of internal control over financial reporting. Such measures will include, but not be limited to: hiring of additional employees in our finance and accounting department; preparation of risk-control matrices to identify key risks and develop and document policies to mitigate those risks; and identification and documentation of standard operating procedures for key financial and SEC reporting activities.

Changes in Internal Control over Financial Reporting

Except for the ongoing remediation of the material weaknesses in internal controls over financial reporting noted above, no changes in our internal control over financial reporting were made during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 1A. Risk Factors

Information regarding risk factors appears under “Risk Factors” included in Part I. Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended September 30, 2021. There have been no material changes from the risk factors previously disclosed in the above-mentioned periodic report.

Item 2. Unregistered Sales of Securities and Use of Proceeds

The Company made the following issuances of its unregistered equity securities pursuant exemptions contained in Section 4(a)(2) or 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”) and/or Rule 506 of Regulation D promulgated thereunder that have not previously been reported:

Not applicable

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

Item 6. Exhibits

Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Number	SEC File No.	Filing Date

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.	X
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).	X
101.INS	Inline XBRL Instance Document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Clickstream Corporation

Dated: February 22, 2022	By:	/s/ Frank Magliochetti
Frank Magliochetti
Chief Executive Officer and Chairman of the Board

Clickstream Corporation

Dated: February 22, 2022	By:	/s/ Michael Handelman
Michael Handelman
Chief Financial Officer,

