Form 10-Q
period 2022-03-31
ClickStream Corp
filed 2022-05-23
CIK 1393548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

 ☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer☐	Accelerated filer☐
Non-accelerated filer☒	Smaller reporting company☒
Emerging growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐No☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, $0.001 par value per share	CLIS	N/A

As of May 23, 2022, there were 332,427,234 outstanding shares of the Registrant’s common stock, par value $0.0001 per share.

Transitional Small Business Disclosure Format Yes ☐ No ☒

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CLICKSTREAM CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Rounded to nearest thousand except for share quantities)

	March 31, 2022	September 30, 2021
	(unaudited)
ASSETS
Current assets:
Cash	$122,000	$422,000
Prepaid expenses	1,166,000	102,000
Note receivable and accrued interest - Winners, Inc. - related party	—	556,000
Total current assets	1,288,000	1,080,000

Investment in equity method investee - Winners, Inc.	—	105,000

Total assets	$1,288,000	$1,185,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$569,000	$207,000
Convertible notes payable, net of debt discount and plus premium	887,000	—
Note payable and accrued interest - Winners, Inc. - related party	63,000	—
Total current liabilities	1,519,000	207,000

Total liabilities	1,519,000	207,000

Commitments and contingencies (See Note 13)

Series A convertible preferred stock, $0.001 par value, 10,000,000 shares authorized;
3,749,480 and 4,000,000 shares issued and outstanding, respectively	47,000	50,000

Stockholders' equity (deficit):
Common stock, $0.0001 par value, 2,000,000,000 shares authorized;
332,287,234 and 279,437,804 shares issued and outstanding, respectively	33,000	28,000
Common stock to be issued, 15,140,000 and 140,000 shares, respectively	2,000	—
Additional paid-in capital	16,875,000	14,464,000
Accumulated deficit	(17,188,000)	(13,564,000)
Total stockholders' equity (deficit)	(278,000)	928,000

Total liabilities and stockholders' equity (deficit)	$1,288,000	$1,185,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLICKSTREAM CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Rounded to nearest thousand except for share and per share data)
(unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2022	2021	2022	2021
Revenues	$—	$—	$—	$—

Operating expenses:
Research and development	213,000	58,000	295,000	291,000
Selling, general and administrative expenses	1,140,000	3,631,000	2,841,000	4,362,000
Total operating expenses	1,353,000	3,689,000	3,136,000	4,653,000

Loss from operations	(1,353,000)	(3,689,000)	(3,136,000)	(4,653,000)

Other income (expense):
Settlement of employment agreement	—	—	(146,000)	—
Interest expense	(111,000)	(16,000)	(207,000)	(16,000)
Interest income	—	28,000	21,000	28,000
Change in fair value - investments	—	262,000	—	262,000
Total other income (expense), net	(111,000)	274,000	(332,000)	274,000

Loss before equity method investee loss	(1,464,000)	(3,415,000)	(3,468,000)	(4,379,000)

Loss of equity method investee	—	—	(105,000)	—

Net loss	(1,464,000)	(3,415,000)	(3,573,000)	(4,379,000)

Deemed dividend resulting from redemption of Series A shares	(51,000)	—	(51,000)	—

Net loss available to common stockholders	$(1,515,000)	$(3,415,000)	$(3,624,000)	$(4,379,000)

Net loss per common share, basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	306,965,586	235,749,151	299,860,325	229,696,583

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLICKSTREAM CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2022
(Rounded to nearest thousand except for share quantities)
(unaudited)

	Common Stock		Common Stock To Be Issued		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2021	302,785,338	$30,000	140,000	$—	$15,789,000	$(15,673,000)	$146,000
Issuance of common shares for services	14,501,896	2,000	—	—	309,000	—	311,000
Issuance of common shares for marketing fees	15,000,000	1,000	—	—	389,000	—	390,000
Issuance of common shares for licensing fees	—	—	15,000,000	2,000	388,000	—	390,000
Redemption of Series A preferred shares	—	—	—	—	—	(51,000)	(51,000)
Net loss	—	—	—	—	—	(1,464,000)	(1,464,000)
Balance, March 31, 2022	332,287,234	$33,000	15,140,000	$2,000	$16,875,000	$(17,188,000)	$(278,000)

	Common Stock		Common Stock To Be Issued		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, September 30, 2021	279,437,804	$28,000	140,000	$—	$14,464,000	$(13,564,000)	$928,000
Issuance of common shares for services	21,299,430	3,000	—	—	730,000	—	733,000
Issuance of common shares for private placement	15,000,000	1,000	—	—	749,000	—	750,000
Issuance of shares for settlement of employment agreement	1,550,000	—	—	—	155,000	—	155,000
Issuance of common shares for marketing fees	15,000,000	1,000	—	—	389,000	—	390,000
Issuance of common shares for licensing fees	—	—	15,000,000	2,000	388,000	—	390,000
Deemed dividend on redemption of Series A preferred shares	—	—	—	—	—	(51,000)	(51,000)
Net loss	—	—	—	—	—	(3,573,000)	(3,573,000)
Balance, March 31, 2022	332,287,234	$33,000	15,140,000	$2,000	$16,875,000	$(17,188,000)	$(278,000)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CLICKSTREAM CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2021
(Rounded to nearest thousand except for share quantities)
(unaudited)

	Common Stock		Common Stock To Be Issued		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2020	230,660,625	$23,000	—	$—	$10,136,000	$(6,742,000)	$3,417,000
Issuance of common shares for services	13,302,477	1,000	—	—	2,493,000	—	2,494,000
Net loss	—	—	—	—	—	(3,415,000)	(3,415,000)
Balance, March 31, 2021	243,963,102	$24,000	—	$—	$12,629,000	$(10,157,000)	$2,496,000

	Common Stock		Common Stock To Be Issued		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, September 30, 2020	220,560,625	$22,000	—	$—	$10,001,000	$(5,778,000)	$4,245,000
Issuance of common shares for services	13,402,477	1,000	—	—	2,501,000	—	2,502,000
Issuance of common shares for acquisition of Nebula Software Corp.	10,000,000	1,000	—	—	127,000	—	128,000
Net loss	—	—	—	—	—	(4,379,000)	(4,379,000)
Balance, March 31, 2021	243,963,102	$24,000	—	$—	$12,629,000	$(10,157,000)	$2,496,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLICKSTREAM CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Rounded to nearest thousand)

(unaudited)

	For the Six Months Ended March 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,573,000)	$(4,379,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	84,000	—
Premium on debt	105,000	—
Loss on settlement of employment agreement	146,000	—
Stock-based compensation	350,000	2,502,000
Loss of equity method investee	105,000	—
Changes in operating assets and liabilities:
Prepaid expenses	98,000	485,000
Interest receivable	(21,000)	—
Accounts payable and accrued expenses	372,000	(142,000)
Net cash used in operating activities	(2,334,000)	(1,534,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances to Winners, Inc.	—	(315,000)
Repayments and interest income received on advances to Winners, Inc. - related party	577,000	—
Net cash provided by (used in) investing activities	577,000	(315,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes payable	754,000	1,000,000
Repayments of convertible notes payable	(56,000)	—
Proceeds from private placement offering	750,000	—
Proceeds from note payable to Winners, Inc. - related party	63,000	—
Redemption of Series A preferred shares	(54,000)	—
Net cash provided by financing activities	1,457,000	1,000,000

Net decrease in cash	(300,000)	(849,000)
Cash, beginning of period	422,000	3,015,000
Cash, end of period	$122,000	$2,166,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common shares issued to settle accrued expenses	$9,000	$—
Deemed dividend related to redemption of Series A preferred shares	$51,000	$—
Common shares issued for prepaid expenses	$1,162,000	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLICKSTREAM CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(unaudited)

NOTE 1 – NATURE OF OPERATIONS

Overview

Clickstream Corp. (“Clickstream,” “CLIS”, “we”, “our” or the “Company”), developed and launched a free to play gaming app, WinQuik™, based on an analytics platform that caters to the untapped market of casual users that will spend a few seconds to interact with a platform for free in order to win real money. Our primary target was not the sports betters or the fantasy players, who will join over time, but rather individuals who enjoy the low barrier to entry of entering a quick contest (short time investment) with the chance to win a prize (thrill of winning something for free). Our games were quick to play quiz type games that allowed the user to get involved in around 20 seconds, and then receive results from push notifications. Due to a security breach compromising WinQuik™, WinQuik™ was removed from the App Store and Play Store in late February 2022. No decision has been made as to the future of WinQuik™.

In December 2020, the Company acquired Nebula Software Corp. (“NSC”), owner of HeyPalTM, a language exchange platform which allows users from around the world to learn new languages through interactive exchanges and social posts. The Company is currently in the process of commercializing this platform. In November 2021, the Company launched its Android version of HeyPal™ in the Google Play Store.

In March 2021, the Company acquired Rebel Blockchain, Inc. (“RBI”), which has successfully launched the Beta version of its Nifter™ Music NFT Marketplace globally. Nifter™ allows artists to create, sell and discover unique music and sound non-fungible tokens (“NFT”s). NFTs are a new type of digital asset made possible through blockchain technology. NFTs can be created from any digital asset, including music and audio files, thus creating new streams of revenues for artists. The Nifter™ Marketplace allows for the creation and buying and selling of these music NFTs.

In September 2021, the Company acquired approximately 53% of Winners, Inc. (“WNRS”), which together with its prior holdings gives an approximate 55% interest in the common stock of WNRS. Due to the existence of super-voting preferred stock of WNRS, the Company has a voting percentage of approximately 5%. However, management has concluded that Winners, Inc. and its subsidiary VegasWinners, Inc. should be considered an investment in equity method investee (See Note 7).

COVID-19 Update

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

CLICKSTREAM CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(unaudited)

Basis of Presentation

The interim unaudited condensed financial statements included herein reflect all material adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) which, in the opinion of the Company’s management, are ordinary and necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company’s management believes the disclosures are adequate to make the information presented not misleading.

The condensed balance sheet information as of September 30, 2021 was derived from the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2021 (“2021 Annual Report”), filed with the SEC pursuant to Section 13 or 15(d) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on February 11, 2022. These interim unaudited condensed financial statements should be read in conjunction with the 2021 Annual Report. The results of operations for the three and six months ended March 31, 2022 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

NOTE 2 — GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As shown in the accompanying financial statements, as of March 31, 2022, the Company had cash on hand of $122,000 and a working capital deficit (current liabilities in excess of current assets) of $231,000. During the six months ended March 31, 2022, the net loss available to common stockholders was $3,624,000 and net cash used in operating activities was $2,334,000.

The Company has incurred significant losses since its inception and has not demonstrated an ability to generate sufficient revenues from the sales of its products or services to achieve profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the twelve months ended March 31, 2023, and our current capital structure including equity-based instruments and our obligations and debts.

The Company expects to continue to incur significant losses from operations and have negative cash flows from operating activities for the near-term. These losses could be significant as the Company has not yet generated revenues, but has continuing operating expenses including, but not limited to, compensation costs, professional fees, software development costs and regulatory fees.

The Company’s primary source of operating funds has been from cash proceeds from the sale of common stock and the issuances of promissory notes and other debt. The Company has experienced net losses from operations since inception, but it expects these conditions to improve in the future as it develops its business model. The Company had a stockholders’ deficit at March 31, 2022 and requires additional financing to fund future operations.

Management’s current business plan is primarily to: (i) pursue additional capital raising opportunities, (ii) continue to explore and execute prospective partnering or distribution opportunities; and (iii) identify unique market opportunities that represent potential positive short-term cash flow.

The Company’s existence is dependent upon management’s ability to develop profitable operations and to obtain additional funding sources. There can be no assurance that the Company’s financing efforts will result in profitable operations or the resolution of the Company’s liquidity problems. The accompanying consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

If the Company does not obtain additional capital, the Company will be required to reduce the scope of its business development activities or cease operations. The Company continues to explore obtaining additional capital financing and the Company is closely monitoring its cash balances, cash needs, and expense levels.

These factors create substantial doubt about the Company’s ability to continue as a going concern within the twelve-month period subsequent to the date that these consolidated financial statements are issued. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

CLICKSTREAM CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(unaudited)

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the relative fair value of assets acquired, valuation of intangible assets for impairment testing, valuation of share-based compensation, and the valuation allowance on deferred tax assets. Actual results could differ from those estimates, and those estimates may be material.

Asset Acquisitions

The Company accounts for acquisitions of legal entities that do not meet the definition of a business under ASC 805 as asset acquisitions. Assets acquired and liabilities assumed are recorded at their relative fair value and no goodwill is recorded. Contingent consideration for assets acquired is measured and is recognized as an expense on the date the contingency occurs.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Nebula Software Corp. and Rebel Blockchain, Inc. All significant intercompany transactions and balances have been eliminated in consolidation. The included entities are as follows:

Cash

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents.

At March 31, 2022 and 2021, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. At March 31, 2022 and September 30, 2021, the Company had cash in banks exceeding the insured FDIC limit of $0 and $172,000, respectively.

Equity Method Investment

The equity method is applied to investments in affiliated companies and joint ventures. An affiliated company is an entity which is not controlled by the Company, but for which the Company is able to exert significant influence over the decisions on financial and operating business policies. If the Company has 20% or more, but not more than 50%, of the voting rights of another entity, the Company is presumed to have significant influence over that entity. However, if a company has less than 20% of the voting rights and is able to exert significant influence, then the equity method should be applied. Under the equity method, the investment in an affiliated company or joint venture is initially recognized at cost and the carrying amount is increased or decreased to recognize the Company’s share of the net income or loss of the affiliated company or joint venture. When the Company’s share of losses of an affiliated company equals or exceeds it interest in the affiliated company or joint venture, the Company discontinues recognizing its share of further losses. All intercompany profits have been eliminated in proportion to interests in affiliated companies or joint ventures.

Segments

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

CLICKSTREAM CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(unaudited)

Fair Value Measurements

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

The Company recorded intangible assets for an asset acquisition (See Note 5). The Company performs impairment tests on these assets to reduce such asset to their fair value as applicable. These are considered level 3 non-recurring fair value measurements. The Company may use both qualitative and quantitative techniques such as the income method to value such assets. At September 30, 2021, the Company recorded impairment of intangible assets of $128,000, resulting in a net book value of zero.

Financial Instruments

Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying value of accounts payable and accrued expenses, and short-term borrowings, as reflected in the consolidated balance sheets, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the consolidated financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

CLICKSTREAM CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(unaudited)

Impairment of Long-lived Assets

Management evaluates the recoverability of the Company’s identifiable intangible assets and other long-lived assets when events or circumstances indicate a potential impairment exists, in accordance with the provisions of ASC 360-10-35-15 “Impairment or Disposal of Long- Lived Assets.” Events and circumstances considered by the Company in determining where the carrying value of identifiable intangible assets and other long-lived assets may not be recoverable include but are not limited to significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; and changes in the Company’s business strategy. In determining if impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of these assets.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of March 31, 2022 and September 30, 2021, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the consolidated financial statements.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included as a component of general and administrative expense in the consolidated statements of operations. The Company recognized $410,000 and $0 in marketing and advertising costs during the six months ended March 31, 2022 and 2021, respectively.

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

Net Loss per Common Share

The Company computes earnings (loss) per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “if converted” method.

The computation of basic and diluted income (loss) per share excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

CLICKSTREAM CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(unaudited)

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	March 31,
	2022	2021
Series A preferred shares	374,948,000	400,000,000
Convertible notes	32,795,436	—
Total potentially dilutive shares	407,743,436	400,000,000

Based on the potential common stock equivalents noted above at March 31, 2022, the Company has sufficient authorized shares of common stock (2,000,000,000) to settle any potential exercises of common stock equivalents.

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, which simplifies the guidance on accounting for convertible debt instruments by removing the separation models for: (1) convertible debt with a cash conversion feature; and (2) convertible instruments with a beneficial conversion feature. As a result, the Company will not separately present in equity an embedded conversion feature in such debt. Instead, we will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. We expect the elimination of these models will reduce reported interest expense and increase reported net income for the Company’s convertible instruments falling under the scope of those models before the adoption of ASU 2020-06. Also, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. The Company adopted ASU 2020-06 in the first quarter of fiscal 2022 utilizing the modified retrospective method. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which significantly changes how entities will measure credit losses for most financial assets, including accounts receivable. ASU No. 2016-13 will replace today’s “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. On November 15, 2019, the FASB delayed the effective date of Topic 326 for certain small public companies and other private companies until fiscal years beginning after December 15, 2022 for SEC filers that are eligible to be smaller reporting companies under the SEC’s definition, as well as private companies and not-for-profit entities. The Company does not expect the new guidance will have a material impact on its financial statements.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 4 — NOTE RECEIVABLE, INVESTMENT IN AND OPTION TO ACQUIRE COMMON SHARES OF WINNERS, INC., AND NOTE PAYABLE – RELATED PARTY

During the year ended September 30, 2020, the Company completed certain transactions with Winners Inc., formerly known as GoooGreen, Inc. (OTC:WNRS) (www.vegaswinners.com). Winners, Inc. is engaged in the business of sports gambling research, data, advice, analysis and predictions utilizing all available media, advertising formats and its database of users. The business and customers of Winners is expected to compliment and benefit that of the Company. These transactions are considered related party transactions since certain officers and members of the Company’s Board of Directors are also members of Winner’s Inc. Board of Directors.

On September 8, 2021, the Company exercised the option to acquire common shares of Winners, Inc and the Company recorded the investment using the equity method of accounting and reflecting it as an equity method investee.

CLICKSTREAM CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(unaudited)

 The asset and liability balances are as follows:

	March 31,	September 30,
	2022	2021
Notes receivable	$—	$515,000
Accrued interest receivable	—	41,000
Equity method investment in Winners, Inc.	—	105,000
Total assets	$—	$661,000

Notes payable	$63,000	$—
Accrued interest payable	—	—
Total liabilities	$63,000	$—

A. Notes Receivable

During the year ended September 30, 2020, the Company loaned Winners, Inc. $350,000, of which $150,000 was repaid to the Company by Winners, Inc. in that same year. During the year ended September 30, 2021, the Company loaned Winners, Inc. an additional $315,000.

The notes were secured by all tangible and intangible assets of Winners Inc., bore interest at a rate of 10% per annum and matured on August 11, 2021 and was past due until it was repaid.

During the six months ended March 31, 2022, the entire receivable balance of $515,000 as well as accrued interest of $62,000 was repaid to the Company.

The balance of the notes receivable as of March 31, 2022 is $0.

B. Accrued Interest Receivable

During the six months ended March 31, 2022, the Company recorded interest income of $21,000 from the notes receivable and the entire balance of accrued interest receivable of $62,000 was repaid to the Company.

C. Investment in Winners, Inc.

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

On September 8, 2021, the Company began accounting for its investment in Winners, Inc as an equity method investment (See Note 7).

D. Option to Acquire Common Shares of Winners, Inc.

In August 2020, the Company obtained an option as amended from Thomas Terwilliger, Winners, Inc.’s Chief Executive Officer and shareholder, to purchase 149,012,000 (14,901,200 pre-split) common shares for $175,000 for which the Company had provided a $100,000 non-refundable deposit. Once the Company remitted the remaining $75,000 to Mr. Terwilliger, the option became exercisable anytime through May 31, 2021 and which exercise date was subsequently extended.

The Company followed the guidance of ASC 321, Investment – Equity Securities and accounted the option at cost of $100,000. The remaining balance of $75,000 was paid to Mr. Terwilliger and the option was exercised on September 8, 2021 (See Note 7).

CLICKSTREAM CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(unaudited)

E. Investment in Equity Method Investee - Winners, Inc.

Upon payment of the remaining balance of $75,000 owed to Mr. Terwilliger for the option, the option was exercised on September 8, 2021. Subsequent to exercise of the option, the Company began accounting for the investment as an equity method investment under ASC 323, Investment - Equity Method and Joint Ventures (See Note 7).

F. Note Payable

On March 30, 2022, the Company borrowed $63,000 from Winners, Inc. in exchange for a promissory note bearing interest at 10% per annum and due on demand. As of March 31, 2022, the balance due on the note payable was $63,000 (See Note 14).

NOTE 5 — ACQUISITION OF NEBULA SOFTWARE CORP. (ASSET PURCHASE)

On December 3, 2020, the Company acquired 100% of the outstanding shares of Nebula in exchange for 10,000,000 shares of common stock having a fair value of $128,000 ($0.0128/share), based upon the quoted closing trading price. The $128,000 was recorded as an intangible asset. In addition, there was 10,000,000 additional common shares due as contingent consideration upon the launch of the HeyPal™ App without major software bugs which inhibit large functionality. These common shares were issued and accounted for as a $2,370,000 expense in March 2021 when the contingency occurred, which was included in general and administrative expenses.

With the acquisition, the Company is able to consolidate and complement existing content operations, trained workforce, proprietary software and operating platform, and the opportunity to generate future synergies with our existing business.

The Company has included the results of operations of Nebula since its acquisition date. There were no acquisition related costs.

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

NOTE 6 – ACQUISITION OF REBEL BLOCKCHAIN, INC. (“RBI”) (ASSET PURCHASE)

On March 19, 2021, the Company acquired 100% of Rebel Blockchain, Inc. (a start-up) in exchange for a contingent consideration arrangement in the form of up to 15,000,000 common shares of the Company.

Pursuant to the agreement, the Company is required to issue milestone payments in the form of common shares as follows:

●	2,000,000 shares upon launch of Nifter™ marketplace without major software bugs which inhibit large functionality subject to and issuable upon the Company’s common stock 10-day volume weighted minimum average price per share of $0.30 within 15 days of the benchmark being reached.

●	3,000,000 shares upon reaching $100,000 in monthly gross merchandise value on the Nifter™ platform subject to and issuable upon the Company’s common stock 10-day volume weighted minimum average price per share of $0.50 within 15 days of the benchmark being reached.

●	4,000,000 shares upon reaching $1,000,000 in yearly gross merchandise value on the Nifter™ platform subject to and issuable upon the Company’s common stock 10-day volume weighted minimum average price per share of $0.75 within 15 days of the benchmark being reached.

●	6,000,000 shares upon reaching $10,000,000 in 3-year gross merchandise value on the Nifter™ platform subject to and issuable upon the Company’s common stock 10-day volume weighted minimum average price per share of $ 1.00 within 15 days of the benchmark being reached.

CLICKSTREAM CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

NOTE 7 – EQUITY METHOD INVESTMENT – RELATED PARTY

In fiscal 2020, the Company was granted by Thomas Terwilliger, Winners, Inc.’s Chief Executive Officer an option to purchase 149,012,000 shares owned by him representing approximately 83.3% of the Winners, Inc.’s then outstanding common stock for $175,000 for which the Company had provided a $100,000 non-refundable deposit in 2020. On September 8, 2021, the Company completed the option exercise and paid the remaining $75,000. Prior to the exercise of the option, the Company owned 5,000,000 shares of Winners, Inc. With the exercise of the option, the Company now owns 154,012,000 shares of the common stock of Winners, Inc. The total shares outstanding of Winners, Inc. on the date of exercise was 280,090,934 shares.

As a result, the Company owns approximately 55% of Winners, Inc. common shares, but does not have voting control due to the existence of outstanding Series A preferred shares which have super-voting rights (See Below).

Winners, Inc. has outstanding Redeemable Preferred Stock with the following terms:

●	100,000,000 shares authorized

●	Par value – $0.001

●	Convertible – one hundred (100) shares of common stock for each one (1) share of preferred stock

●	Dividends – para passu with common stock

●	Voting - equivalent to the as converted number of common shares (100:1)

●	Liquidation value – no stated value but para passu with common stock on an as converted basis Deemed liquidation provision relating to any reorganization, recapitalization, reclassification, consolidation or merger

●	Convertible – Automatic upon the later of (a) written consent of at least a majority of the then outstanding Series A preferred stock; or (b) January 1, 2023

●	Anti-dilution rights – Ability to maintain a 90% interest on a fully-diluted basis of all common stock and related common stock equivalents for the period ending January 1, 2024

There are 9,000,000 Series A preferred shares issued and outstanding. The total voting power of those shares is 900,000,000 votes.

The Company conducted an analysis to determine the proper accounting method for its investment in Winners, Inc. Although Clickstream directly holds less than 20% of the vote of Winners, Inc. (approximately 5.5%), Clickstream can exert influence over Winners, Inc. due to among other reasons, voting shares held by related parties of Clickstream and board representation. Therefore, the Company determined that the investment should be recorded pursuant ASC 323, Investment - Equity Method and Joint Ventures.

CLICKSTREAM CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(unaudited)

Accordingly, the Company has recognized the investment in Winners, Inc. and its subsidiary VegasWinners, Inc. effective September 8, 2021, as an equity method investment.

At September 30, 2021, the underlying equity in net assets of Winners, Inc. and its subsidiary was $1,456,000. The Company owns 54.99% of the common stock of Winners, Inc., or $800,000. The book value on the initial date of September 8, 2021, is $192,000. Therefore, the book value exceeds the purchase price of $192,000 (See table below) by $608,000.

Consideration Paid:	Fair Value
Cash	$175,000
Pre-existing investment at fair value	17,000
Total consideration paid	$192,000

The Company measured the fair value per share of the outstanding capital stock on the initial date of September 8, 2021, utilizing a dribble out method which resulted in a fair value of the pre-existing interest of $17,000.

A loss of $18,000 was recognized in operations on September 8, 2021, the re-measurement to fair value of the pre-existing equity interest held. Activity related to the investment in equity method investee is as follows:

Initial recognition, September 8, 2021	$192,000
Loss of equity method investee	(87,000)
Investment in equity method investee - Winners, Inc., September 30, 2021	105,000
Loss of equity method investee	(105,000)
Investment in equity method investee - Winners, Inc., December 31, 2021	$—

As of March 31, 2022, the Company owns 154,012,000 shares of Winners, Inc. The quoted closing price on that date was $0.0147. As such, the market value of the investment based on the closing price is $2,263,976.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable were comprised of the following as of March 31, 2022 and September 30, 2021:

	March 31,	September 30,
	2022	2021
Discovery Growth Group LLC convertible note payable	$600,000	$—
Sixth Street Lending LLC convertible note payable	130,000	—
Sixth Street Lending LLC convertible note payable	130,000	—
Total convertible note payable	860,000	—
Less unamortized debt discount	(78,000)	—
Add debt premium	105,000	—
Total convertible notes payable, net of unamortized debt discount plus debt premium	887,000	—
Less current portion	(887,000)	—
Long-term portion	$—	$—

CLICKSTREAM CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(unaudited)

Discovery Growth Group LLC

On November 16, 2021, the Company issued a convertible note payable to Discovery Growth Group LLC with a face value of $600,000 in exchange for cash proceeds of $500,000, representing an original issue discount (“OID”) of $100,000. The note bears interest at 8% per annum and all principal and unpaid interest are due and payable on maturity on May 16, 2022. From the period commencing February 16, 2022, and terminating on the maturity date, the noteholder has the right to exchange the principal plus accrued interest into shares of the Company’s qualified Reg A offering. The note is convertible with a conversion price of $0.04 per share provided that number of shares beneficially owned by the noteholder and its affiliates does not result in the beneficial ownership exceeding 4.99% of the then outstanding shares of common stock.

During the six months ended March 31, 2022, the Company amortized $73,000 of debt discount and accrued interest of $18,000. As of March 31, 2022, the remaining balance due on the convertible note payable was $600,000.

In the event of default, the entire unpaid principal and accrued interest become immediately due and payable upon the occurrence of any of the following events:

(a) any failure on the part of the Company to make any payment under this Note when due, and such failure continues for five (5) days after the due date; accrued interest shall default to the maximum legal rate;

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

The OID has been accounted for as debt discount and will be amortized to interest expense using the effective interest method over the term of the note payable.

Sixth Street Lending LLC

On December 9, 2021, the Company issued a convertible note payable to Sixth Street Lending LLC with a face value of $169,000 in exchange for cash proceeds of $154,000, representing an original issue discount (“OID”) of $15,000. A one-time upfront interest charge of 10% was applied and $17,000 was added to the principal with an offset to debt discount. The principal and interest is to be paid over ten consecutive equal payments commencing January 10, 2022 for a total of $186,000, with a final maturity date of December 9, 2022. During the six months ended March 31, 2022, the Company paid three payments totaling $56,000. As of March 31, 2022, the remaining balance due on the convertible note payable was $130,000.

On March 1, 2022, the Company issued a second convertible note payable to Sixth Street Lending LLC with a face value of $116,000 in exchange for cash proceeds of $100,000, representing an original issue discount (“OID”) of $16,000. A one-time upfront interest charge of 12% was applied and $14,000 was added to the principal with an offset to debt discount. The principal and interest is to be paid over ten consecutive equal payments commencing April 15, 2022 for a total of $130,000, with a final maturity date of March 1, 2023. During the six months ended March 31, 2022, the Company has not yet commenced making monthly payments. As of March 31, 2022, the remaining balance due on the convertible note payable was $130,000.

The notes are convertible with a conversion price of 75% of the lowest trading price during the ten trading days prior to the conversion date. The OID was accounted for as debt discount and will be amortized to interest expense over the term of the respective note payable. The notes will be treated as stock settled debt. As such, the Company recorded aggregate debt premium of $105,000.

CLICKSTREAM CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(unaudited)

There is a cross-default provision whereby the notes becomes immediately due in the event of default and the total obligation is equal to 150% of the then outstanding balance plus default interest.

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

CLICKSTREAM CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(unaudited)

In addition, for all convertible notes payable outstanding, the Company has reserved a total 43,296,296 common shares as per the requirements of the convertible notes payable agreements.

NOTE 9 – RELATED PARTY TRANSACTIONS

Consulting Agreements

During fiscal 2020, the Company executed consulting agreements with shareholders and/or officers of the Company ranging from 12 months to 36 months.

During the six months ended March 31, 2022 and 2021, the Company recognized consulting expense – related parties of $603,000 and $462,000, respectively, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Winners, Inc.

During the six months ended March 31, 2022, the Company received a $515,000 in principal payments and $62,000 of accrued interest receivable in regards to the promissory notes from Winners, Inc. (See Note 4).

On March 30, 2022, the Company received $63,000 from Winners, Inc. in exchange for a promissory note payable (See Note 4).

NOTE 10– CONVERTIBLE SERIES A PREFERRED STOCK

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

b. The written consent of the holders of at least a majority of the then outstanding Series A Convertible Preferred Stock; and

c. January 1, 2022.

CLICKSTREAM CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(unaudited)

●	shall have anti-dilution rights (the “Anti-Dilution Rights”) during the two-year period after the Series A Convertible Preferred converted into shares of Common Stock at its then effective conversion Rate. The anti-dilution rights shall be applied pro-rata to the holder’s ownership of the Series A Convertible Preferred Stock. The Company agrees to assure that the holders of the Series A Convertible Preferred Stock shall have and maintain at all times, full ratchet anti-dilution protection rights as to the total number of issued and outstanding shares of common stock and preferred stock of the Company from time to time, at the rate of 80%, calculated on a fully- diluted basis. In the event that the Company issues any shares of common stock, preferred stock or any security convertible into or exchangeable for common stock or preferred stock to any person or entity, the Company agrees to undertake all necessary measures as may be necessary or expedient to accommodate its performance under this Series A Convertible Preferred Stock Designation, including, without limitation, the amendment of its articles of incorporation to the extent necessary to provide for a sufficient number of shares of authorized common stock or preferred stock to be issued to Series A Convertible Preferred Stock holders so as to maintain in Series A Convertible Preferred Stock holders, an 80% interest in the common stock and preferred stock of the Company, calculated on a fully-diluted basis.

Issuance of Series A Convertible Preferred Stock

During the year ended September 30, 2020, the Company issued 1,000,000 shares of Series A Convertible Preferred Stock (the “Series A”) in exchange for cash proceeds of $12,000, or $0.0125 per share. In addition, the Company issued 2,000,000 shares of its Series A to two non-related consultants for services rendered and 1,000,000 shares of its Series A to a related party pursuant to a consulting agreement with a total fair value of $38,000, which was based on the cash selling price of the Series A of $0.0125 per share.

The Company considered accounting guidance to determine the appropriate treatment of the Series A shares. Accordingly, based on a deemed liquidation provision which causes potential cash redemption of the Series A shares, the Company recorded the issuance of its Series A for cash and services with a total amount of $50,000 as temporary equity.

Redemption of Series A Shares

On January 28, 2022, the Company entered into a Stock Purchase Agreement (the “Agreement”) whereby the Company agreed to repurchase 462,500 Series A shares owned by the Panza Family Trust (“Panza”) for the aggregate sum of $100,000 payable as follows: (i) $50,000 within one day of execution of the Agreement; and (ii) 12 equal monthly installments of $4,166.66 commencing March 1, 2022.Upon execution of the Agreement, Panza returned 231,250 Series A shares to the Company. Subsequently, each time Panza receives a monthly installment, it shall return an additional 19,270.83 shares to the Company. Whatever fraction of shares is left to accomplish the transfer of all 462,500 Series A shares shall be transferred in the last month.

During the six months ended March 31, 2022, an aggregate of 250,520 Series A preferred shares were redeemed for $54,000 in cash, resulting in a deemed dividend of $51,000. Accordingly, the Series A convertible preferred stock was reduced by $3,000 and a $51,000 deemed dividend was recorded to the accumulated deficit. As of March 31, 2022, the remaining amount owed under the Agreement was $46,000.

NOTE 11 - STOCKHOLDERS’ EQUITY (DEFICIT)

Issuance of Common Stock for Services

During the six months ended March 31, 2022, the Company issued a total of 21,299,430 shares of common stock to consultants with a fair value of $733,000 for services rendered, of which $402,000 is included in prepaid expenses as of March 31, 2022 and is being amortized over the respective service period or agreement term. The common shares issued were valued at the trading price at the respective date of issuances.

During the six months ended March 31, 2021, the Company issued a total of 13,402,477 shares of common stock to consultants with a fair value of $2,502,000 for services rendered.

CLICKSTREAM CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(unaudited)

Issuance of Common Stock for Licensing and Marketing Fees

Effective March 29, 2022, the Company entered into a Collaboration Agreement (the “Agreement”) with The Stan Lee Estate (“SLE”) and Roc Nation LLC (“Roc Nation”) pursuant to which the parties will collaborate in the mining, marketing and distributing of non-fungible tokens (“NFTs) of among other things data, art, assets, expressions and any other information, expressions and renderings of or related to SLE that SLE owns, controls or otherwise has the right to use and distribute on a non-exclusive and exclusive basis including 147 original art drawings by Stan Lee and autographed by Stan Lee as one NFT, Stan Lee original drawings of Spiderman Circa 1940’s, Stan Lee/Charles Schultz collaboration painting of Snoopy and Spiderman, Silver Surfer artwork original and Spiderman woven tapestry original.

For its compensation under the Agreement, the Company will receive 10% of net revenues from original issue NFT’s and 20% of all resale net revenues. In turn, the Company will issue to SLE: (a) 15,000,000 restricted shares of the Company’s common stock upon execution of the Agreement; and (b) 10,000,000 restricted shares of the Company’s Common Stock after in each case NFT gross sales reach $1,000,000, $10,000,000 and $20,000,000. Additionally, SLE is to receive a series of 5% equity interests in Rebel after in each case NFT gross sales reach $1,000,000, $5,000,000, $75,000,000 and $100,000,000. Also, Roc Nation is to receive 15,000,000 restricted shares of the Company’s Common Stock upon execution of this Agreement and 5,000,000 restricted shares when NFT gross sales reach $10,000,000.

During the six months ended March 31, 2022, the 15,000,000 common shares required to be issued to SLE upon execution of the Agreement resulted in prepaid licensing fees of $390,000, which is being amortized to expense over the one-year term of the Agreement. As of March 31, 2022, the amount remaining in prepaid expense was $380,000. As of March 31, 2022, the 15,000,000 common shares to SLE are shown as common stock to be issued on the accompanying consolidated balance sheet. The 15,000,000 common shares required to be issued to Roc Nation upon execution of the Agreement resulted in prepaid marketing fees of $390,000, which is being amortized to advertising expense over the one-year term of the Agreement. As of March 31, 2022, the amount remaining in prepaid expense was $380,000. Effective March 29, 2022, the 15,000,000 common shares to Roc Nation were issued.

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

Issuance of Common Stock for Cash

During the six months ended March 31, 2022, the Company issued a total of 15,000,000 shares of common stock in a private placement offering for cash proceeds of $750,000.

Issuance of Common Stock for Acquisition

During the six months ended March 31, 2021, the Company issued 10,000,000 shares of common stock to acquire 100% of Nebula Software Corp. with a fair value of $128,000.

NOTE 12 – RESEARCH AND DEVELOPMENT COSTS

Research and development costs consist of expenditures for the research and development of new products and technology. These costs are primarily expenses to vendors contracted to perform research projects and develop technology for the Company’s mobile gaming applications. Costs incurred for research and development are expensed as incurred.

During the six months ended March 31, 2022, the Company incurred $295,000 of research and development expenses relating to the Company’s efforts to develop, design and enhance our mobile gaming app and the HeyPal™ app.

During the six months ended March 31, 2021, the Company incurred and $291,000 of research and development expenses relating to the Company’s efforts to develop, design and enhance our mobile gaming app.

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

CLICKSTREAM CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(unaudited)

Consulting Agreements

The Company has consulting agreements with various consultants and related party consultants with a service term ranging from 12 months up to 36 months. The following table summarizes the Company’s future payments/commitments as of March 31, 2022:

2022	$408,000
2023	209,000
Total minimum payments	$617,000

Collaboration Agreement with Stan Lee Estate and Roc Nation LLC

Effective March 29, 2022, Clickstream Corporation (the “Company”) and its subsidiary Rebel Blockchain Corp (“Rebel”) entered into a Collaboration Agreement (the “Agreement”) with The Stan Lee Estate (“SLE”) and Roc Nation LLC (“Roc Nation”) pursuant to which the parties will collaborate in the mining, marketing and distributing of non-fungible tokens (“NFTs) of among other things data, art, assets, expressions and any other information, expressions and renderings of or related to SLE that SLE owns, controls or otherwise has the right to use and distribute on a non-exclusive and exclusive basis including 147 original art drawings by Stan Lee and autographed by Stan Lee as one NFT, Stan Lee original drawings of Spiderman Circa 1940’s, Stan Lee/Charles Schultz collaboration painting of Snoopy and Spiderman, Silver Surfer artwork original and Spiderman woven tapestry original.

For its compensation under the Agreement, the Company will receive 10% of net revenues from original issue NFT’s and 20% of all resale net revenues. In turn, the Company will issue to SLE: (a) 15,000,000 restricted shares of the Company’s common stock upon execution of the Agreement; and (b) 10,000,000 restricted shares of the Company’s Common Stock after in each case NFT gross sales reach $1,000,000, $10,000,000 and $20,000,000. Additionally, SLE is to receive a series of 5% equity interests in Rebel after in each case NFT gross sales reach $1,000,000, $5,000,000, $75,000,000 and $100,000,000. Also, Roc Nation is to receive 15,000,000 restricted shares of the Company’s Common Stock upon execution of this Agreement and 5,000,000 restricted shares when NFT gross sales reach $10,000,000.

The gross sales milestones (the “Milestones”) for additional share awards are performance based and, accordingly, are accrued when it is probable the respective performance condition shall be achieved. As of March 31, 2022, sales of the NFTs had not yet begun. Hence, it was not yet probable that any of the Milestones would be achieved. Accordingly, no additional licensing fees or marketing costs were recognized for the Milestones for the six months ended March 31, 2022.

Other Commitments

Certain asset acquisition contingent consideration may be issuable in the future if contingency conditions are met (See Note 6).

NOTE 14– SUBSEQUENT EVENTS

On April 1, 2022, the Company entered into a Director Agreement with Michael Smith to serve a director of the Company in exchange for $5,000 per month. On April 15, 2022, the effective date of the Director Agreement was changed from April 1, 2022 to May 1, 2022.

On April 1, 2022, the Company entered into a Director Agreement with Raymond Brothers to serve a director of the Company in exchange for $5,000 per month. On April 15, 2022, the effective date of the Director Agreement was changed from April 1, 2022 to May 1, 2022.

On May 13, 2022, the Company issued 140,000 common shares that were previously to be issued as of March 31, 2022.

On May 17, 2022, the Company borrowed $20,000 from Winners, Inc. in exchange for a promissory note bearing interest at 10% per annum and due on demand.

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

Our corporate history

We were incorporated in Nevada on September 30, 2005, and previously operated under the name of Peak Resource Incorporated. In August 2008, we changed our name to “Mine Clearing Corporation”. We had been operating as an exploration division in the mining sector until May 2014. On May 2, 2014, we acquired all of the shares of Clickstream Corporation, a Nevada corporation. Subsequent to the acquisition, we were operating as a data analytics tool developer and had sought to further develop and exploit our data analytics technology and proprietary algorithms. Currently, we are a technology company focused on developing apps and digital platforms that disrupt conventional industries. We’re currently marketing and developing WinQuik™, HeyPal™, Nifter™ and Joey’s Animal Kingdom™, respectively.

The address of our virtual executive office is 8549 Wilshire Blvd., Suite 2181, Beverly Hills, California 90211, and our telephone number is (213) 205-0684.

Overview

Over the last few years, there has been a substantial increase in the availability and quality of applications readily available from sources such as Google Play Store and Apple Play Store for various types of gaming. The initial objective of the Company is to develop apps and digital platforms that disrupt conventional industries. The Company is currently marketing and developing WinQuik™, HeyPal™, Nifter™ and Joey’s Animal Kingdon™, respectively. WinQuik™ is a free-to-play synchronized mobile app and digital gaming platform. The platform is designed to enable WinQuik™ users to have fun, interact and compete in order to win real money and prizes. Due to a security breach compromising WinQuikTM, WinQuikTM was removed from the App Store and Play Store. No decision has been made as to the future of WinQuikTM. HeyPal™, a unit of our subsidiary Nebula Software Corp., is a language learning app that focuses on “language exchanging” between users around the world. Nifter™, by way of ClickStream subsidiary Rebel Blockchain Inc., is a music NFT marketplace that allows artists to create, sell and discover unique music and sound NFTs on the Nifter™ marketplace. Joey’s Animal Kingdom™ is a children’s entertainment and education app that takes kids all around this amazing planet to see incredible animals and creatures.

In September 2021, the Company acquired approximately 53% of Winners, Inc. (WNRS) which, together with its prior holdings, gives an approximate 55% interest in the common stock of WNRS. Due to the existence of super-voting preferred stock of WNRS, the Company has a vote of approximately 5%. However, management has concluded that Winners, Inc. and its subsidiary VegasWinners, Inc. should be considered as an investment in equity method investee.

Recent Developments

Issuance of Common Stock for Services

During the six months ended March 31, 2022, the Company issued a total of 21,299,430 shares of common stock to consultants with a fair value of $733,000 for services rendered. The common shares issued were valued at the trading price at the respective date of issuances.

Issuance of Common Stock for Licensing and Marketing Fees

Effective March 29, 2022, the Company entered into a Collaboration Agreement (the “Agreement”) with The Stan Lee Estate (“SLE”) and Roc Nation LLC (“Roc Nation”) pursuant to which the parties will collaborate in the mining, marketing and distributing of non-fungible tokens (“NFTs) of among other things data, art, assets, expressions and any other information, expressions and renderings of or related to SLE that SLE owns, controls or otherwise has the right to use and distribute on a non-exclusive and exclusive basis including 147 original art drawings by Stan Lee and autographed by Stan Lee as one NFT, Stan Lee original drawings of Spiderman Circa 1940’s, Stan Lee/Charles Schultz collaboration painting of Snoopy and Spiderman, Silver Surfer artwork original and Spiderman woven tapestry original.

For its compensation under the Agreement, the Company will receive 10% of net revenues from original issue NFT’s and 20% of all resale net revenues. In turn, the Company will issue to SLE: (a) 15,000,000 restricted shares of the Company’s common stock upon execution of the Agreement; and (b) 10,000,000 restricted shares of the Company’s Common Stock after in each case NFT gross sales reach $1,000,000, $10,000,000 and $20,000,000. Additionally, SLE is to receive a series of 5% equity interests in Rebel after in each case NFT gross sales reach $1,000,000, $5,000,000, $75,000,000 and $100,000,000. Also, Roc Nation is to receive 15,000,000 restricted shares of the Company’s Common Stock upon execution of this Agreement and 5,000,000 restricted shares when NFT gross sales reach $10,000,000.

During the six months ended March 31, 2022, the 15,000,000 common shares required to be issued to SLE upon execution of the Agreement resulted in prepaid licensing fees of $390,000, which is being amortized to expense over the one-year term of the Agreement. As of March 31, 2022, the 15,000,000 common shares to SLE are shown as common stock to be issued on the accompanying consolidated balance sheet. The 15,000,000 common shares required to be issued to Roc Nation upon execution of the Agreement resulted in prepaid marketing fees of $390,000, which is being amortized to advertising expense over the one-year term of the Agreement. On April 7, 2022, the 15,000,000 common shares to Roc Nation were issued.

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

Issuance of Common Stock for Cash

During the six months ended March 31, 2022, the Company issued a total of 15,000,000 shares of common stock in a private placement offering for cash proceeds of $750,000.

Results of Operations—Comparison of the Three Months Ended March 31, 2022 and 2021

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2022 increased to $213,000 from $58,000 in the comparative prior period, an increase of $155,000 or 267%. This is mainly due to the research and development expenses incurred for the HeyPal™ app and Nifter™ music NFT.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2022 decreased to $1,140,000 from $3,631,000 in the comparative prior period, a decrease of $2,491,000, or 69%. The decrease in selling, general, and administrative expenses in 2022 was due to shutting down the WinQuikTM app in late February 2022.

Interest Expense

Interest expense for the three months ended March 31, 2022 increased to $111,000 from $16,000 in the comparative prior period, an increase of $95,000 or 594%. The increase is primarily due to an increase in non-cash amortization of $57,000 of debt discount and recognition of debt premium of $43,000 associated with convertible notes payable during the three months ended March 31, 2022. There was no such amortization of debt discount or debt premium recognized in the comparative prior period.

Interest Income

Interest income for the three months ended March 31, 2022 decreased to $0 from $28,000 in the comparative prior period, a decrease of $28,000 or 100%. The Company received the remaining principal amount due under the notes receivable from Winners, Inc. in January 2022. Thus, interest expense fell to $0 for the three months ended March 31, 2022.

Results of Operations—Comparison of the Six Months Ended March 31, 2022 and 2021

Research and Development Expenses

Research and development expenses for the six months ended March 31, 2022 increased to $295,000 from $291,000 in the comparative prior period, an increase of $4,000 or 1%. This is mainly due to the research and development expenses incurred for the HeyPal™ app and Nifter™ music NFT.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended March 31, 2022 decreased to $2,841,000 from $4,362,000 in the comparative prior period, a decrease of $1,521,000, or 35%. The decrease in selling, general, and administrative expenses in 2022 was due to shutting down the WinQuikTM app in late February 2022.

Settlement of Employment Agreement

During the six months ended March 31, 2022, the Company recorded a loss on settlement of employment agreement of $146,000 related to an employment agreement with a former employee that was settled with shares of common stock. There was no such loss in six months ended March 31, 2021.

Interest Expense

Interest expense for the six months ended March 31, 2022 increased to $207,000 from $16,000 in the comparative prior period, an increase of $191,000 or 1,194%. The increase is primarily due to an increase in non-cash amortization of $82,000 of debt discount and recognition of debt premium of $105,000 associated with convertible notes payable during the six months ended March 31, 2022. There was no such amortization of debt discount or debt premium recognized in the comparative prior period.

Interest Income

Interest income for the six months ended March 31, 2022 decreased to $21,000 from $28,000 in the comparative prior period, a decrease of $7,000 or 25%. The Company received all principal due under the notes receivable from Winners, Inc. from October 2021 through January 2022. Thus, interest expense fell to $21,000 for the six months ended March 31, 2022.

Liquidity and Capital Resources

As of March 31, 2022, we had cash of $122,000. The Company’s current operations have focused on business planning, raising capital, continued research and development and sales and marketing. The Company has not generated any revenue from product sales. The Company has sustained operating losses since inception and expects such losses to continue over the foreseeable future. During the six months ended March 31, 2022, the Company raised $754,000 in cash (net of OID and issuance costs of $131,000) from the issuances of convertible notes payable. In addition, the Company raised $750,000 from the sale of common shares in a private placement. The Company also received $515,000 in principal and $62,000 of accrued interest receivable in cash from the repayment of its notes receivable and accrued interest due from Winners, Inc. We anticipate that cash utilized for selling, general, and administrative expenses will range between $1,000,000 and $2,000,000 for the remainder of calendar 2022, while research and development expenses will continue and is expected to range between $100,000 and $200,000 for the remainder of calendar 2022. The Company is pursuing several alternatives to address this situation, including the raising of additional funding through equity and/or debt financings. In order to finance existing operations and pay current liabilities over the next twelve months, the Company will need to raise an additional $2,500,000 of capital in 2022.

Application of Critical Accounting Policies

We believe that our critical accounting policies are as follows:

●	Research and Development Costs;

●	Share-Based Compensation;

●	Fair Value Measurements;

●	Equity Method Investments; and

●	Asset Acquisitions.

Research and Development Costs

Research and development costs consist of expenditures for the research and development of new products and technology. These costs are primarily expenses to vendors contracted to perform research projects and develop technology for the Company’s mobile gaming applications. Costs incurred for research and development are expensed as incurred.

Share-Based Compensation

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

We have established and documented a process for determining fair value. We maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. Whenever there is no readily available market data, management uses its best estimate and assumptions in determining fair value, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if other assumptions had been used, our recorded earnings or disclosures could have been materially different from those reflected in these financial statements. For detailed information on our use of fair value measurements and our related valuation methodologies, see Note 3 to the Consolidated Financial Statements of this report.

Equity Method Investments

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

Recently Issued Accounting Standards

See discussion in Note 3 to the condensed consolidated financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2022. Based on that evaluation we have concluded that our disclosure controls and procedures were not effective as of March 31, 2022 as a result of material weaknesses in internal control over financial reporting due to (i) inadequate segregation of duties and monitoring controls, (ii) risks of executive override and (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both U.S. GAAP and SEC regulation, in each case, as described in “Item 9A. Controls and Procedures” in the Company’s Form 10-K for the year ended September 30, 2021.

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

PART II — OTHER INFORMATION

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

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

Item 6. Exhibits

Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Number	SEC File No.	Filing Date

10.1	Collaboration Agreement dated as of March 22, 2022 between the Company, the Stan Lee Estate and Roc Nation LLC (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2022)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.	X
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).	X
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).	X
101.INS	Inline XBRL Instance Document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Clickstream Corporation

Dated: May 23, 2022	By:	/s/ Frank Magliochetti
Frank Magliochetti
Chief Executive Officer and Chairman of the Board

Clickstream Corporation

Dated: May 23, 2022	By:	/s/ Frank Magliochetti
Frank Magliochetti
Interim Chief Financial Officer