Form 10-Q
period 2022-06-30
ClickStream Corp
filed 2022-08-22
CIK 1393548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

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

As of August 19, 2022, there were 343,285,671 outstanding shares of the Registrant’s common stock, par value $0.0001 per share.

Transitional Small Business Disclosure Format Yes ☐ No ☒

PART I — FINANCIAL INFORMATION

Item 1. Financial Statement

CLICKSTREAM CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Rounded to nearest thousand except for share quantities)

	June 30,	September 30,
	2022	2021
	(unaudited)
ASSETS
Current assets:
Cash	$1,000	$422,000
Prepaid expenses	880,000	102,000
Note receivable and accrued interest - Winners, Inc. - related party	—	556,000
Total current assets	881,000	1,080,000

Investment in equity method investee - Winners, Inc.	—	105,000

Total assets	$881,000	$1,185,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$1,070,000	$207,000
Convertible notes payable, net of debt discount and plus premium	775,000	—
Note payable and accrued interest - Winners, Inc. - related party	113,000	—
Total current liabilities	1,958,000	207,000

Total liabilities	1,958,000	207,000

Commitments and contingencies (See Note 13)	—	—

Series A convertible preferred stock, $0.001 par value, 10,000,000 shares authorized; 3,691,670 and 4,000,000 shares issued and outstanding, respectively	46,000	50,000

Stockholders’ equity (deficit):
Common stock, $0.0001 par value, 2,000,000,000 shares authorized; 338,183,630 and 279,437,804 shares issued and outstanding, respectively	34,000	28,000
Common stock to be issued, 18,087,827 and 140,000 shares, respectively	2,000	—
Additional paid-in capital	16,996,000	14,464,000
Accumulated deficit	(18,155,000)	(13,564,000)
Total stockholders’ equity (deficit)	(1,123,000)	928,000

Total liabilities and stockholders’ equity (deficit)	$881,000	$1,185,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLICKSTREAM CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Rounded to nearest thousand except for share and per share data)
(unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2022	2021	2022	2021

Revenues	$—	$—	$—	$—

Operating expenses:
Research and development	189,000	230,000	484,000	521,000
Selling, general and administrative expenses	741,000	1,027,000	3,582,000	5,389,000
Total operating expenses	930,000	1,257,000	4,066,000	5,910,000

Loss from operations	(930,000)	(1,257,000)	(4,066,000)	(5,910,000)

Other income (expense):
Settlement of employment agreement	—	—	(146,000)	—
Interest expense	(60,000)	(74,000)	(267,000)	(90,000)
Interest income	—	13,000	21,000	41,000
Change in fair value - investments	—	377,000	—	639,000
Gain on debt exinguishment	35,000	—	35,000	—
Total other income (expense), net	(25,000)	316,000	(357,000)	590,000

Loss before equity method investee loss	(955,000)	(941,000)	(4,423,000)	(5,320,000)

Loss of equity method investee	—	—	(105,000)	—

Net loss	(955,000)	(941,000)	(4,528,000)	(5,320,000)

Deemed dividend resulting from redemption of Series A shares	(12,000)	—	(63,000)	—

Net loss available to common stockholders	$(967,000)	$(941,000)	$(4,591,000)	$(5,320,000)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	349,072,877	244,277,687	316,264,509	234,539,844

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLICKSTREAM CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2022
(Rounded to nearest thousand except for share quantities)
(unaudited)

	Common Stock		Common Stock To Be Issued		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, March 31, 2022	332,287,234	$33,000	15,140,000	$2,000	$16,875,000	$(17,188,000)	$(278,000)
Physical issuance of common shares previously to be issued	140,000	—	(140,000)	—	—	—	—
Issuance of common shares for services	—	—	3,087,827	—	62,000	—	62,000
Redemption of Series A preferred shares	—	—	—	—	—	(12,000)	(12,000)
Common shares issued upon conversions of convertible notes payable	5,756,396	1,000	—	—	59,000	—	60,000
Net loss	—	—	—	—	—	(955,000)	(955,000)
Balance, June 30, 2022	338,183,630	$34,000	18,087,827	$2,000	$16,996,000	$(18,155,000)	$(1,123,000)

	Common Stock		Common Stock To Be Issued		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, September 30, 2021	279,437,804	$28,000	140,000	$—	$14,464,000	$(13,564,000)	$928,000
Physical issuance of common shares previously to be issued	140,000	—	(140,000)	—	—	—	—
Issuance of common shares for services	21,299,430	3,000	3,087,827	—	792,000	—	795,000
Issuance of common shares for private placement	15,000,000	1,000	—	—	749,000	—	750,000
Issuance of shares for settlement of employment agreement	1,550,000	—	—	—	155,000	—	155,000
Issuance of common shares for marketing fees	15,000,000	1,000	—	—	389,000	—	390,000
Issuance of common shares for licensing fees	—	—	15,000,000	2,000	388,000	—	390,000
Deemed dividend on redemption of Series A preferred shares	—	—	—	—	—	(63,000)	(63,000)
Common shares issued upon conversions of convertible notes payable	5,756,396	1,000	—	—	59,000	—	60,000
Net loss	—	—	—	—	—	(4,528,000)	(4,528,000)
Balance, June 30, 2022	338,183,630	$34,000	18,087,827	$2,000	$16,996,000	$(18,155,000)	$(1,123,000)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLICKSTREAM CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2021
(Rounded to nearest thousand except for share quantities)
(unaudited)

	Common Stock		Common Stock To Be Issued		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, March 31, 2021	243,963,102	$24,000	—	$—	$12,629,000	$(10,157,000)	$2,496,000
Issuance of common shares for services	474,702	—	140,000	—	89,000	—	89,000
Net loss	—	—	—	—	—	(941,000)	(941,000)
Balance, June 30, 2021	244,437,804	$24,000	140,000	$—	$12,718,000	$(11,098,000)	$1,644,000

	Common Stock		Common Stock To Be Issued		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, September 30, 2020	220,560,625	$22,000	—	$—	$10,001,000	$(5,778,000)	$4,245,000
Issuance of common shares for services	13,877,179	1,000	140,000	—	2,590,000	—	2,591,000
Issuance of common shares for acquisition of Nebula Software Corp.	10,000,000	1,000	—	—	127,000	—	128,000
Net loss	—	—	—	—	—	(5,320,000)	(5,320,000)
Balance, June 30, 2021	244,437,804	$24,000	140,000	$—	$12,718,000	$(11,098,000)	$1,644,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLICKSTREAM CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Rounded to nearest thousand)
(unaudited)

	For the Nine Months Ended June 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,528,000)	$(5,320,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	130,000	90,000
Premium on debt	105,000	—
Loss on settlement of employment agreement	146,000	—
Gain on debt extinguishment	(35,000)	—
Stock-based compensation	698,000	2,591,000
Loss of equity method investee	105,000	—
Change in fair value - investments - related party	—	(639,000)
Changes in operating assets and liabilities:
Prepaid expenses	98,000	982,000
Interest receivable	(21,000)	—
Accounts payable and accrued expenses	873,000	(75,000)
Accrued interest payable - related party	2,000	(4,000)
Net cash used in operating activities	(2,427,000)	(2,375,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances to Winners, Inc.	—	(315,000)
Repayments and interest income received on advances to Winners, Inc. - related party	577,000	—
Interest receivable - Winners, Inc. - related party	—	(41,000)
Net cash provided by (used in) investing activities	577,000	(356,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes payable	754,000	1,300,000
Repayments of convertible notes payable	(119,000)	—
Repayment of loans payable - related parties	—	(7,000)
Proceeds from private placement offering	750,000	—
Proceeds from note payable to Winners, Inc. - related party	111,000	—
Redemption of Series A preferred shares	(67,000)	—
Net cash provided by financing activities	1,429,000	1,293,000

Net decrease in cash	(421,000)	(1,438,000)
Cash, beginning of period	422,000	3,015,000
Cash, end of period	$1,000	$1,577,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common shares issued to settle accrued expenses	$9,000	$—
Deemed dividend related to redemption of Series A preferred shares	$63,000	$—
Common shares issued for prepaid expenses	$877,000	$—
Common shares issued upon conversions of convertible notes payable	$60,000	$—
Common shares issued for acquisitioin of Nebula Software Corp.	$—	$128,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLICKSTREAM CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

JUNE 30, 2022

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

The condensed balance sheet information as of September 30, 2021 was derived from the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2021 (“2021 Annual Report”), filed with the SEC pursuant to Section 13 or 15(d) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on February 11, 2022. These interim unaudited condensed financial statements should be read in conjunction with the 2021 Annual Report. The results of operations for the three and nine months ended June 30, 2022 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

NOTE 2 — GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As shown in the accompanying financial statements, as of June 30, 2022, the Company had cash on hand of $1,000 and a working capital deficit (current liabilities in excess of current assets) of $1,077,000. During the nine months ended June 30, 2022, the net loss attributed to common stockholders was $4,591,000 and net cash used in operating activities was $2,427,000. The Company is currently in default on a $600,000 convertible note payable to Discovery Growth Fund, LLC (See Note 8).

Discovery Growth Fund, LLC

The Company has incurred significant losses since its inception and has not demonstrated an ability to generate sufficient revenues from the sales of its products or services to achieve profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the twelve months ended June 30, 2023, and our current capital structure including equity-based instruments and our obligations and debts.

The Company expects to continue to incur significant losses from operations and have negative cash flows from operating activities for the near-term. These losses could be significant as the Company has not yet generated revenues, but has continuing operating expenses including, but not limited to, compensation costs, professional fees, software development costs and regulatory fees.

The Company’s primary source of operating funds has been from cash proceeds from the sale of common stock and the issuances of promissory notes and other debt. The Company has experienced net losses from operations since inception, but it expects these conditions to improve in the future as it develops its business model. The Company had a stockholders’ deficit at June 30, 2022 and requires additional financing to fund future operations.

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

CLICKSTREAM CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(unaudited)

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

At June 30, 2022 and 2021, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. At June 30, 2022 and September 30, 2021, the Company had cash in banks exceeding the insured FDIC limit of $0 and $172,000, respectively.

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

CLICKSTREAM CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(unaudited)

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

JUNE 30, 2022

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of June 30, 2022 and September 30, 2021, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the consolidated financial statements.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included as a component of general and administrative expense in the consolidated statements of operations. The Company recognized $515,000 and $25,000 in marketing and advertising costs during the nine months ended June 30, 2022 and 2021, respectively.

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

CLICKSTREAM CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(unaudited)

The computation of basic and diluted income (loss) per share excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	June 30,
	2022	2021
Series A preferred shares	369,167,000	400,000,000
Convertible notes	44,707,814	—
Total potentially dilutive shares	413,874,814	400,000,000

Based on the potential common stock equivalents noted above at June 30, 2022, the Company has sufficient authorized shares of common stock (2,000,000,000) to settle any potential exercises of common stock equivalents.

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

CLICKSTREAM CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(unaudited)

The asset and liability balances are as follows:

	June 30,	September 30,
	2022	2021
Notes receivable	$—	$515,000
Accrued interest receivable	—	41,000
Equity method investment in Winners, Inc.	—	105,000
Total assets	$—	$661,000

Notes payable	$111,000	$—
Accrued interest payable	2,000	—
Total liabilities	$113,000	$—

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

During the nine months ended June 30, 2022, the entire receivable balance of $515,000 as well as accrued interest of $62,000 was repaid to the Company.

The balance of the notes receivable as of June 30, 2022 is $0.

B. Accrued Interest Receivable

During the nine months ended June 30, 2022, the Company recorded interest income of $21,000 from the notes receivable and the entire balance of accrued interest receivable of $62,000 was repaid to the Company.

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

D. Option to Acquire Common Shares of Winners, Inc.

In August 2020, the Company obtained an option as amended from Thomas Terwilliger, Winners, Inc.’s former Chief Executive Officer and shareholder, to purchase 149,012,000 (14,901,200 pre-split) common shares for $175,000 for which the Company had provided a $100,000 non-refundable deposit. Once the Company remitted the remaining $75,000 to Mr. Terwilliger, the option became exercisable anytime through May 31, 2021 and which exercise date was subsequently extended.

The Company followed the guidance of ASC 321, Investment – Equity Securities and accounted the option at cost of $100,000. The remaining balance of $75,000 was paid to Mr. Terwilliger and the option was exercised on September 8, 2021 (See Note 7).

CLICKSTREAM CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(unaudited)

E. Investment in Equity Method Investee - Winners, Inc.

Upon payment of the remaining balance of $75,000 owed to Mr. Terwilliger for the option, the option was exercised on September 8, 2021. Subsequent to exercise of the option, the Company began accounting for the investment as an equity method investment under ASC 323, Investment - Equity Method and Joint Ventures (See Note 7).

F. Note Payable

During March 30, 2022 through June 16, 2022, the Company borrowed an aggregate of $111,000 from Winners, Inc. in exchange for three promissory notes bearing interest at 10% per annum and due on demand. As of June 30, 2022, the principal balance due on the note payable was $111,000 and accrued interest payable on the notes was $2,000.

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

JUNE 30, 2022

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

NOTE 7 – EQUITY METHOD INVESTMENT – RELATED PARTY

In fiscal 2020, the Company was granted by Thomas Terwilliger, Winners, Inc.’s former Chief Executive Officer an option to purchase 149,012,000 shares owned by him representing approximately 83.3% of the Winners, Inc.’s then outstanding common stock for $175,000 for which the Company had provided a $100,000 non-refundable deposit in 2020. On September 8, 2021, the Company completed the option exercise and paid the remaining $75,000. Prior to the exercise of the option, the Company owned 5,000,000 shares of Winners, Inc. With the exercise of the option, the Company now owns 154,012,000 shares of the common stock of Winners, Inc. The total shares outstanding of Winners, Inc. on the date of exercise was 280,090,934 shares.

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

CLICKSTREAM CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(unaudited)

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

As of June 30, 2022, the Company owns 154,012,000 shares of Winners, Inc. The quoted closing price on that date was $0.0099. As such, the market value of the investment based on the closing price is $1,524,719.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable were comprised of the following as of June 30, 2022 and September 30, 2021:

	June 30,	September 30,
	2022	2021
Discovery Growth Group LLC convertible note payable	$600,000	$—
Sixth Street Lending LLC convertible note payable	48,000	—
Sixth Street Lending LLC convertible note payable	104,000	—
Total convertible note payable	752,000	—
Less unamortized debt discount	(32,000)	—
Add debt premium	55,000	—
Total convertible notes payable, net of unamortized debt discount plus debt premium	775,000	—
Less current portion	(775,000)	—
Long-term portion	$—	$—

Discovery Growth Fund, LLC

On November 16, 2021, the Company issued a convertible note payable to Discovery Growth Fund, LLC with a face value of $600,000 in exchange for cash proceeds of $500,000, representing an original issue discount (“OID”) of $100,000. The note bears interest at 8% per annum and all principal and unpaid interest are due and payable on maturity on May 16, 2022. From the period commencing February 16, 2022, and terminating on the maturity date, the noteholder has the right to exchange the principal plus accrued interest into shares of the Company’s qualified Reg A offering. The note is convertible with a conversion price of $0.04 per share provided that number of shares beneficially owned by the noteholder and its affiliates does not result in the beneficial ownership exceeding 4.99% of the then outstanding shares of common stock.

CLICKSTREAM CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(unaudited)

During the nine months ended June 30, 2022, the Company amortized $100,000 of debt discount and accrued interest of $30,000. As of June 30, 2022, the remaining balance due on the convertible note payable was $600,000.

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

On May 16, 2022, the maturity date of the note, the Company failed to pay both the principal and accrued interest due on the note. On May 24, 2022, Discovery Growth Fund, LLC (the “Payee”) notified the Company it was in default of its convertible promissory note dated November 16, 2021 in the amount of $600,000 plus accrued interest and attorney’s fees due May 16, 2022. On May 26, 2022, the Payee filed a complaint in the United States District Court Central District of California, Western Division. On June 3, 2022, the Payee filed a Second Amended Complaint (“SAC”) alleging breach of contract. On June 15, 2022, the Payee filed a First Amended Ex Parte Application for Writ of Attachment. On July 12, 2022, the Court denied the Payee’s Ex Parte Application for Writ of Attachment.

1800 Diagonal Lending LLC (formerly Sixth Street Lending LLC)

On December 9, 2021, the Company issued a convertible note payable to 1800 Diagonal Lending LLC (formerly Sixth Street Lending LLC) with a face value of $169,000 in exchange for cash proceeds of $154,000, representing an original issue discount (“OID”) of $15,000. A one-time upfront interest charge of 10% was applied and $17,000 was added to the principal with an offset to debt discount. The principal and interest is to be paid over ten consecutive equal payments commencing January 10, 2022 for a total of $186,000, with a final maturity date of December 9, 2022. During the nine months ended June 30, 2022, the Company paid five payments totaling $93,000. As a result of the payments, the Company reduced the debt premium by $31,000, resulting in a gain on debt extinguishment of $31,000. During the nine months ended June 30, 2022, the noteholder converted an aggregate of $45,000 of principal into 5,756,396 shares of common stock, resulting in a reduction in convertible notes payable by $45,000 and debt premium by $15,000, with a corresponding increase in common stock of $1,000 and additional paid-in capital of $59,000. As of June 30, 2022, the remaining balance due on the convertible note payable was $53,000, net of debt discount of $11,000, plus debt premium of $16,000.

CLICKSTREAM CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(unaudited)

On March 1, 2022, the Company issued a second convertible note payable to Sixth Street Lending LLC (formerly Sixth Street Lending LLC) with a face value of $116,000 in exchange for cash proceeds of $100,000, representing an original issue discount (“OID”) of $16,000. A one-time upfront interest charge of 12% was applied and $14,000 was added to the principal with an offset to debt discount. The principal and interest is to be paid over ten consecutive equal payments commencing April 15, 2022 for a total of $130,000, with a final maturity date of March 1, 2023. During the nine months ended June 30, 2022, the Company paid two payments totaling $26,000. As a result of the payments, the Company reduced the debt premium by $4,000, resulting in a gain on debt extinguishment of $4,000. As of June 30, 2022, the remaining balance due on the convertible note payable was $122,000, net of debt discount of $21,000, plus debt premium of $39,000.

The notes are convertible with a conversion price of 75% of the lowest trading price during the ten trading days prior to the conversion date. The OID was accounted for as debt discount and will be amortized to interest expense over the term of the respective note payable. The notes will be treated as stock settled debt. As such, the Company recorded aggregate debt premium of $105,000. At June 30, 2022, as a result of the aforementioned payments and conversions, the remaining debt premium was $55,000

There is a cross-default provision whereby the notes becomes immediately due in the event of default and the total obligation is equal to 150% of the then outstanding balance plus default interest.

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

CLICKSTREAM CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(unaudited)

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

In addition, for all convertible note payable outstanding, the Company has reserved a total 43,296,296 common shares as per the requirements of the convertible notes payable agreements.

NOTE 9 – RELATED PARTY TRANSACTIONS

Consulting Agreements

During fiscal 2020, the Company executed consulting agreements with shareholders and/or officers of the Company ranging from 12 months to 36 months.

During the nine months ended June 30, 2022 and 2021, the Company recognized consulting expense – related parties of $809,000 and $650,000, respectively, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Winners, Inc.

During the nine months ended June 30, 2022, the Company received a $515,000 in principal payments and $62,000 of accrued interest receivable in regards to the promissory notes from Winners, Inc. (See Note 4).

During March 30, 2022 through June 16, 2022, the Company borrowed an aggregate of $111,000 from Winners, Inc. in exchange for three promissory notes bearing interest at 10% per annum and due on demand (See Note 4).

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

CLICKSTREAM CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(unaudited)

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

Redemption of Series A Shares

On January 28, 2022, the Company entered into a Stock Purchase Agreement (the “Agreement”) whereby the Company agreed to repurchase 462,500 Series A shares owned by the Panza Family Trust (“Panza”) for the aggregate sum of $100,000 payable as follows: (i) $50,000 within one day of execution of the Agreement; and (ii) 12 equal monthly installments of $4,166.66 commencing March 1, 2022. Upon execution of the Agreement, Panza returned 231,250 Series A shares to the Company. Subsequently, each time Panza receives a monthly installment, it shall return an additional 19,270.83 shares to the Company. Whatever fraction of shares is left to accomplish the transfer of all 462,500 Series A shares shall be transferred in the last month.

During the nine months ended June 30, 2022, an aggregate of 308,330 Series A preferred shares were redeemed for $67,000 in cash, resulting in a deemed dividend of $63,000. Accordingly, the Series A convertible preferred stock was reduced by $4,000 and a $63,000 deemed dividend was recorded to the accumulated deficit. As of June 30, 2022, the remaining amount owed under the Agreement was $33,000.

CLICKSTREAM CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(unaudited)

NOTE 11 - STOCKHOLDERS’ EQUITY (DEFICIT)

Issuance of Common Shares for Services

During the nine months ended June 30, 2022, the Company agreed to issue a total of 24,387,257 shares of common stock, of which 21,299,430 shares were issued and 3,087,827 are to be issued, to consultants with a fair value of $795,000 for services rendered, of which $311,000 is included in prepaid expenses as of June 30, 2022 and is being amortized over the respective service period or agreement term. The common shares issued were valued at the trading price at the respective date of issuances.

During the nine months ended June 30, 2021, the Company issued a total of 13,877,179 shares of common stock to consultants with a fair value of $2,591,000 for services rendered.

Issuance of Common Shares for Licensing and Marketing Fees

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

During the nine months ended June 30, 2022, the 15,000,000 common shares required to be issued to SLE upon execution of the Agreement resulted in prepaid licensing fees of $390,000, which is being amortized to expense over the one-year term of the Agreement. As of June 30, 2022, the amount remaining in prepaid expense was $283,000. As of June 30, 2022, the 15,000,000 common shares to SLE are shown as common stock to be issued on the accompanying consolidated balance sheet. The 15,000,000 common shares required to be issued to Roc Nation upon execution of the Agreement resulted in prepaid marketing fees of $390,000, which is being amortized to advertising expense over the one-year term of the Agreement. As of June 30, 2022, the amount remaining in prepaid expense was $283,000. Effective March 29, 2022, the 15,000,000 common shares to Roc Nation were issued.

Issuance of Common Shares for Settlement of Employment Agreement

On October 14, 2021, the Company issued a total of 1,550,000 shares of common stock as settlement of an employment agreement with a former employee. The common shares were valued at the trading price of $0.10 on the settlement date or $155,000. As there was $9,000 accrued to the employee, the Company recognized a loss on the settlement of $146,000.

Issuance of Common Shares for Cash

During the nine months ended June 30, 2022, the Company issued a total of 15,000,000 shares of common stock in a private placement offering for cash proceeds of $750,000.

CLICKSTREAM CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(unaudited)

Issuance of Common Shares Upon Conversions of Convertible Notes Payable

During the nine months ended June 30, 2022, a noteholder converted an aggregate of $45,000 of principal into 5,756,396 shares of common stock, resulting in a reduction in convertible notes payable by $45,000 and debt premium by $15,000, with a corresponding increase in common stock of $1,000 and additional paid-in capital of $59,000 (See Note 8).

Issuance of Common Shares to be Issued

On May 13, 2022, the Company issued 140,000 common shares that were previously to be issued as of September 30, 2021.

Issuance of Common Shares for Acquisition

During the nine months ended June 30, 2021, the Company issued 10,000,000 shares of common stock to acquire 100% of Nebula Software Corp. with a fair value of $128,000.

NOTE 12 – RESEARCH AND DEVELOPMENT COSTS

Research and development costs consist of expenditures for the research and development of new products and technology. These costs are primarily expenses to vendors contracted to perform research projects and develop technology for the Company’s mobile gaming applications. Costs incurred for research and development are expensed as incurred.

During the three and nine months ended June 30, 2022, the Company incurred $189,000 and $484,000, respectively, of research and development expenses relating to the Company’s efforts to develop, design and enhance our mobile gaming app and the HeyPal™ app.

During the three and nine months ended June 30, 2021, the Company incurred and $230,000 and $521,000, respectively, of research and development expenses relating to the Company’s efforts to develop, design and enhance our mobile gaming app.

NOTE 13– COMMITMENTS AND CONTINGENCIES

Legal Matters

On May 24, 2022, Discovery Growth Fund, LLC (the “Payee”) notified the Company it was in default of its convertible promissory note dated November 16, 2021 in the amount of $600,000 plus accrued interest and attorney’s fees due May 16, 2022. On May 26, 2022, the Payee filed a complaint in the United States District Court Central District of California, Western Division. On June 3, 2022, the Payee filed a Second Amended Complaint (“SAC”) alleging breach of contract. On June 15, 2022, the Payee filed a First Amended Ex Parte Application for Writ of Attachment. On July 12, 2022, the Court denied the Payee’s Ex Parte Application for Writ of Attachment (See Note 8).

We are involved in certain legal proceedings that arise from time to time in the ordinary course of our business. Except for income tax contingencies, we record accruals for contingencies to the extent that our management concludes that the occurrence is probable and that the related amounts of loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. There was no outstanding litigation as of June 30, 2022 other than that described above.

Consulting Agreements

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

CLICKSTREAM CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(unaudited)

The Company has consulting agreements with various consultants and related party consultants with a service term ranging from 12 months up to 36 months. The following table summarizes the Company’s future payments/commitments as of June 30, 2022:

2022	$199,000
2023	209,000
Total minimum payments	$408,000

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

For its compensation under the Agreement, the Company will receive 10% of net revenues from original issue NFT’s and 20% of all resale net revenues. In turn, the Company will issue to SLE: (a) 15,000,000 restricted shares of the Company’s common stock upon execution of the Agreement (to be issued as of June 30, 2022); and (b) 10,000,000 restricted shares of the Company’s Common Stock after in each case NFT gross sales reach $1,000,000, $10,000,000 and $20,000,000. Additionally, SLE is to receive a series of 5% equity interests in Rebel after in each case NFT gross sales reach $1,000,000, $5,000,000, $75,000,000 and $100,000,000. Also, Roc Nation is to receive 15,000,000 restricted shares of the Company’s Common Stock upon execution of this Agreement and 5,000,000 restricted shares when NFT gross sales reach $10,000,000.

The gross sales milestones (the “Milestones”) for additional share awards are performance based and, accordingly, are accrued when it is probable the respective performance condition shall be achieved. As of June 30, 2022, sales of the NFTs had not yet begun. Hence, it was not yet probable that any of the Milestones would be achieved. Accordingly, no additional licensing fees or marketing costs were recognized for the Milestones for the nine months ended June 30, 2022.

Other Commitments

Certain asset acquisition contingent consideration may be issuable in the future if contingency conditions are met (See Note 6).

NOTE 14– SUBSEQUENT EVENTS

On July 5, 2022, a noteholder converted $25,000 of principal into 5,102,041 shares of common stock, resulting in a reduction in convertible notes payable by $25,000 and debt premium by $8,000, with a corresponding increase in common stock of $1,000 and additional paid-in capital of $32,000.

On August 18, 2022, the Company issued a promissory note payable to Leonard Tucker, LLC with a face value of $12,500 in exchange for cash proceeds of $10,000, representing an original issue discount (“OID”) of $2,500. The note bears interest at 8% per annum and all principal and unpaid interest are due and payable on the earlier of: (a) proceeds are received from any debt or equity financing; or (b) August 18, 2023.

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

Recent Developments

Issuance of Common Shares for Services

During the nine months ended June 30, 2022, the Company agreed to issue a total of 24,387,257 shares of common stock, of which 21,299,430 shares were issued and 3,087,827 are to be issued, to consultants with a fair value of $795,000 for services rendered. The common shares issued were valued at the trading price at the respective date of issuances.

Issuance of Common Shares for Licensing and Marketing Fees

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

During the nine months ended June 30, 2022, the 15,000,000 common shares required to be issued to SLE upon execution of the Agreement resulted in prepaid licensing fees of $390,000, which is being amortized to expense over the one-year term of the Agreement. As of June 30, 2022, the amount remaining in prepaid expense was $283,000. As of June 30, 2022, the 15,000,000 common shares to SLE are shown as common stock to be issued on the accompanying consolidated balance sheet. The 15,000,000 common shares required to be issued to Roc Nation upon execution of the Agreement resulted in prepaid marketing fees of $390,000, which is being amortized to advertising expense over the one-year term of the Agreement. As of June 30, 2022, the amount remaining in prepaid expense was $283,000. Effective March 29, 2022, the 15,000,000 common shares to Roc Nation were issued.

Issuance of Common Shares for Settlement of Employment Agreement

On October 14, 2021, the Company issued a total of 1,550,000 shares of common stock as settlement of an employment agreement with a former employee. The common shares were valued at the trading price of $0.10 on the settlement date or $155,000. As there was $9,000 accrued to the employee, the Company recognized a loss on the settlement of $146,000.

Issuance of Common Shares for Cash

During the nine months ended June 30, 2022, the Company issued a total of 15,000,000 shares of common stock in a private placement offering for cash proceeds of $750,000.

Issuance of Common Shares Upon Conversions of Convertible Notes Payable

During the nine months ended June 30, 2022, a noteholder converted an aggregate of $45,000 of principal into 5,756,396 shares of common stock, resulting in a reduction in convertible notes payable by $45,000 and debt premium by $15,000, with a corresponding increase in common stock of $1,000 and additional paid-in capital of $59,000.

Issuance of Common Shares to be Issued

On May 13, 2022, the Company issued 140,000 common shares that were previously to be issued as of September 30, 2021.

Results of Operations—Comparison of the Three Months Ended June 30, 2022 and 2021

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2022 decreased to $189,000 from $230,000 in the comparative prior period, a decrease of $41,000 or 18%. This is mainly due to the research and development expenses incurred for the HeyPal™ app and Nifter™ music NFT.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2022 decreased to $741,000 from $1,027,000 in the comparative prior period, a decrease of $286,000, or 28%. The decrease in selling, general, and administrative expenses in 2022 was due to shutting down the WinQuik™ app.

Interest Expense

Interest expense for the three months ended June 30, 2022 decreased to $60,000 from $74,000 in the comparative prior period, an decrease of $14,000 or 19%. The decrease is primarily the result of the amortization of the remaining debt discount on a $600,000 convertible note payable during the three months ended June 30, 2022.

Interest Income

Interest income for the three months ended June 30, 2022 decreased to $0 from $13,000 in the comparative prior period, a decrease of $13,000 or 100%. The Company received the remaining principal amount due under the notes receivable from Winners, Inc. in January 2022. Thus, interest expense fell to $0 for the three months ended June 30, 2022.

Results of Operations—Comparison of the Nine Months Ended June 30, 2022 and 2021

Research and Development Expenses

Research and development expenses for the nine months ended June 30, 2022 decreased to $484,000 from $521,000 in the comparative prior period, a decrease of $37,000 or 7%. This is mainly due to the research and development expenses incurred for the HeyPal™ app and Nifter™ music NFT.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended June 30, 2022 decreased to $3,582,000 from $5,389,000 in the comparative prior period, a decrease of $1,807,000, or 34%. The decrease in selling, general, and administrative expenses in 2022 was due to shutting down the WinQuik™ app.

Settlement of Employment Agreement

During the nine months ended June 30, 2022, the Company recorded a loss on settlement of employment agreement of $146,000 related to an employment agreement with a former employee that was settled with shares of common stock. There was no such loss in nine months ended June 30, 2021.

Interest Expense

Interest expense for the nine months ended June 30, 2022 increased to $267,000 from $90,000 in the comparative prior period, an increase of $177,000 or 197%. The increase is primarily due to an increase in non-cash amortization of $40,000 of debt discount and recognition of debt premium of $105,000 associated with convertible notes payable during the nine months ended June 30, 2022. There was no debt premium recognized in the comparative prior period.

Interest Income

Interest income for the nine months ended June 30, 2022 decreased to $21,000 from $41,000 in the comparative prior period, a decrease of $20,000 or 49%. The Company received all principal due under the notes receivable from Winners, Inc. from October 2021 through January 2022. Thus, interest expense fell to $21,000 for the nine months ended June 30, 2022.

Liquidity and Capital Resources

As of June 30, 2022, we had cash of $1,000. The Company’s current operations have focused on business planning, raising capital, continued research and development and sales and marketing. The Company has not generated any revenue from product sales. The Company has sustained operating losses since inception and expects such losses to continue over the foreseeable future. During the nine months ended June 30, 2022, the Company raised $754,000 in cash (net of OID and issuance costs of $131,000) from the issuances of convertible notes payable. In addition, the Company raised $750,000 from the sale of common shares in a private placement. The Company also received $515,000 in principal and $62,000 of accrued interest receivable in cash from the repayment of its notes receivable and accrued interest due from Winners, Inc. We anticipate that cash utilized for selling, general, and administrative expenses will range between $1,000,000 and $1,500,000 for the remainder of calendar 2022, while research and development expenses will continue and is expected to range between $200,000 and $400,000 for the remainder of calendar 2022. The Company is pursuing several alternatives to address this situation, including the raising of additional funding through equity and/or debt financings. In order to finance existing operations and pay current liabilities over the next twelve months, the Company will need to raise an additional $2,500,000 of capital.

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

Clickstream Corporation

Dated: August 22, 2022	By:	/s/ Frank Magliochetti
Frank Magliochetti
Chief Executive Officer and Chairman of the Board

Clickstream Corporation

Dated: August 22, 2022	By:	/s/ Frank Magliochetti
Frank Magliochetti
Interim Chief Financial Officer